Form 10-Q
period 1995-06-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1995-08-11
CIK 814077

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

          (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              June 30, 1995

                                   OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                          to
               Commission file number        33-13983

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
            (Exact name of registrant as specified in its charter)


                  CALIFORNIA                             95-4119808
         (State or other Jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

                     5933 W. CENTURY BLVD.,  SUITE 900
                     LOS ANGELES, CALIFORNIA  90045
                (Address of principal executive offices)
                               (Zip Code)

                            (310) 670-0800
          (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No

                 ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)


ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Growth Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1995 and 1994 have been made in the following financial statements. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                              BALANCE SHEETS
              June 30, 1995 (Unaudited) and December 31, 1994
                                         June 30,     December 31,
                                           1995           1994
                                        (Unaudited)
ASSETS
RENTAL REAL ESTATE, net of
  accumulated depreciation (Notes 2 & 3) $3,221,853      $3,255,051
CASH AND CASH EQUIVALENTS                     2,601           5,657
OTHER ASSETS                                 18,117          35,726
                                         $3,242,571      $3,296,434

LIABILITIES AND PARTNERS' EQUITY
PAYABLE TO AFFILIATES                     $ 164,821      $  187,807
OTHER ACCRUED LIABILITIES                    61,639          16,725
NOTE PAYABLE - RELATED PARTY (Note 4)       150,000         150,000
SECURITY DEPOSITS AND PREPAID RENT           25,977          25,181
NOTE PAYABLE (Note 3)                     1,607,108       1,614,884
     TOTAL LIABILITIES                    2,009,545       1,994,597
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 10,000 units;
     issued - 2,061                       1,228,662       1,296,785
   General Partner:                           4,364           5,052
     TOTAL PARTNERS EQUITY                1,233,026       1,301,837
                                         $3,242,571      $3,296,434

[FN]
              See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A California Limited Partnership)



                       STATEMENTS OF PARTNERS' EQUITY
                       Six Months Ended June 30, 1995
                                (Unaudited)
                                         Limited  Partners         General
                              Total       Units     Amount         Partner
BALANCE, December 31, 1994 $1,301,837     2,061    $1,296,785        $5,052

   Net loss                   (68,811)    ---         (68,123)         (688)

BALANCE, June 30, 1995     $1,233,026     2,061    $1,228,662        $4,364


                      Six Months Ended June 30, 1994
                                (Unaudited)
                                           Limited  Partners        General
                             Total       Units         Amount       Partner
BALANCE, December 31, 1993 $1,416,980     2,061    $1,410,777        $6,203

   Net loss                   (38,448)    ---         (38,063)         (385)

BALANCE, June 30, 1994     $1,378,532     2,061    $1,372,714        $5,818

[FN]
                      See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A California Limited Partnership)


                          STATEMENTS OF OPERATIONS
              Three and Six Months Ended June 30, 1995 and 1994
                                  (unaudited)
                          Three Months  Three Months  Six Months  Six Months
                              Ended         Ended        Ended      Ended
                             June 30,     June 30,      June 30,   June 30,
                              1995          1994          1995       1994
                           (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)


REVENUES:
 Rental                       $65,438       $75,877    $121,315    $153,587
 Interest                          41           140          91         287

                               65,479        76,017     121,406     153,874

COSTS AND EXPENSES:
 Operating                     19,248        18,507      38,662      36,226
 Property taxes                 4,495         4,496       8,990       8,992
 Property management fees       2,678         3,414       4,977       6,924
 Interest                      42,360        42,674      83,975      85,483
 General and administrative    10,199         9,924      20,415      21,480
 Depreciation and amortization 16,599        16,606      33,198      33,217

                               95,579        95,621     190,217     192,322


NET LOSS                     $(30,100)     $(19,604)   $(68,811)   $(38,448)

NET LOSS PER
  LIMITED PARTNERSHIP UNIT    $(14.46)       $(9.41)    $(33.05)    $(18.46)

[FN]
               See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                  Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                                                 Six Months  Six Months
                                                    Ended       Ended
                                                   June 30,    June 30,
                                                     1995        1994
                                                  (Unaudited) (Unaudited)

Cash flow from operating activities:
    Net Loss                                       $(68,811)    $(38,448)

Adjustments to reconcile net (loss) to
net cash (used in) provided by operating activities:
    Depreciation and amortization                    33,198       33,217
Increase (decrease) from changes in:
    Other assets                                     17,609       (2,660)
    Accounts payable                                 21,928       (4,594)
    Security deposits and prepaid rent                  796          415
Net cash (used in) provided by operating activites    4,720      (12,070)

Cash flows from financing actvities:
    Repayments on note payable                       (7,776)      (7,057)
Net cash (used in) financing activities              (7,776)      (7,057)

Net (decrease) in cash & cash equivalents            (3,056)     (19,127)

Cash and cash equivalents at beginning of period      5,657       29,564

Cash and cash equivalents at end of period           $2,601      $10,437

[FN]
             See accompanying notes to financial statements.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

                      Summary of Accounting Policies



Business

         Associated Planners Realty Growth Fund (the "Partnership), a California limited partnership, was formed on March 9, 1987 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating leveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on August 29, 1988 and terminated its offering on September 5, 1989.

Basis of Presentation

         The financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

Rental Real Estate & Depreciation

         Assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

Organizational Costs and Loan Origination Fees

        Organizational costs and loan origination fees are capitalized and amortized over five and ten years, respectively.

Lease Commissions
        Lease commissions which are paid to real estate brokers for locating tenants are capitalized and amortized over the life of the lease.

Rental Revenue
        Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible.

Statements of Cash Flow

        For purposes of the statements of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
       Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                           and December 31, 1994



Note 1 - Nature of Partnership Business


     Associated Planners Realty Growth Fund, a California limited partnership (the "Fund"), was formed on December 23, 1986 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring, managing, and operating leveraged income-producing real estate.

     Under the terms of the partnership agreement, the General Partner (West Coast Realty Advisors, Inc. and W. Thomas Maudlin Jr.) is entitled to cash distributions and net income allocations varying from 1% for depreciation allocations to 15% of cash and income after the limited partners have received cash distributions equal to their initial cash investment plus a cumulative 8% return. The General Partner is also entitled to cash distributions and net income allocations of 10% from ongoing partnership operations. Further, the General Partner receives acquisition fees for locating and negotiating the purchase of rental real estate and management fees for operating the Partnership (Note 4).

Note 2 - Rental Real Estate

     As of June 30, 1995 and December 31, 1994, the Fund's net real estate investments in the Parkcenter Office Building and PROCARE Industrial Building are as follows:

                                June 30,   December 31,
                                  1995         1994

Land                           $1,349,900   $1,349,900
Buildings and Improvements      2,241,600    2,241,600
                                3,591,500    3,591,500
Less Accumulated Depreciation     369,647      336,449

Net Real Estate Investment     $3,221,853   $3,255,051

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
       Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                   and Year Ended December 31, 1994
                            (continued)



Note 3 - Note Payable

         The Partnership has a 9.75% promissory note secured by a Deed of Trust totaling $1,607,108 at June 30, 1995 and $1,614,884 at December 31, 1994,
with a life insurance company. This note is due January 1, 2000, and provides significant prepayment penalties. Payments are made in monthly installments of $14,390 including principal and interest.

Note 4 - Related Party Transactions

    (a) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $2,299 for the six months ended June 30, 1995, $6,924 for the six months ended June 30, 1994, $2,678 for the three months ended June 30, 1995, and $3,414 for the three months ended
June 30, 1994.

    (b) During the year ended December 31, 1990, the Partnership, in a joint venture with Associated Planners Realty Income Fund (an affiliate), purchased a one-story office building located in San Marcos, California (Note 2). The acquisition was paid for entirely in cash totaling $3,119,000 of which $311,900 was provided by the Partnership and $2,807,100 by Associated Planners Realty Income Fund. The Partnership owns a 10% interest in this joint venture.

    (c) The Partnership has a note payable to a General Partner of $150,000 at June 30, 1995 and December 31, 1994. The note outstanding bears interest of 7.5% and is payable in equal installments of principal and interest amortized over a 10 year period, with all remaining unpaid interest and principal due on May 1, 1997.

Note 5 - Net Loss and Cash Distributions Per Limited Partnership Unit

         The Net Loss per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of the number of outstanding Limited Partnership Units. No distributions were made during the three or six months ended June 30, 1995 and June 30, 1994.

                      ASSOCIATED PLANNERS REALTY GROWTH FUND
                         (A California Limited Partnership)




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

       Associated Planners Realty Growth Fund (the "Partnership") was organized in December 1986, under the California Revised Limited Partnership Act. The Partnership began offering units for sale on October 20, 1987. As of December 31, 1989, the Partnership had raised $2,061,000 in gross capital contributions. The Partnership netted approximately $1,820,000 after sales commissions and syndication costs.

       The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

       The Partnership's principal investment objectives are to invest in rental real estate properties which will:

       (1) Preserve and protect the Partnership's invested capital;

       (2) Provide for cash distributions from operations;

       (3) Provide gains through potential appreciation; and

       (4) Generate Federal income tax deductions so that during the early years of property operations, a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the limited partners.

       The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

     The Partnership is operated by West Coast Realty Advisors, Inc. ("WCRA") (the corporate General Partner) and Mr. W. Thomas Maudlin Jr. (an individual General Partner), collectively the "General Partner," subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA, the corporate General Partner.

Results of Operations

     Operations for the quarter ended June 30, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and six months ended June 30, 1995, decreased from the three and six months ended June 30, 1994 by approximately $16,374 and $38,207, respectively, as a result of a vacancy at the San Marcos building from January 8, 1995 to February 13, 1995. In addition, the new tenant (No Fear Inc.) entered into a lease at a rate that was 30% less than the rate on the lease of the prior tenant (Professional Care Products). Costs and expenses related to the properties' operation were similar for the quarter ended June 30, 1995 and the quarter ended June 30, 1994. These same costs were $4,783 lower for the six months ended June 30, 1995 vs. the six months ended June 30, 1994, as a result of lower interest expense and property management fees expenditures. General and administrative expenses were approximately equal for both the three and six months ended June 30, 1995 and June 30, 1994.

     At June 30, 1995, the Parkcenter Building was 98% occupied by nine tenants.

     In an effort to secure a debt reduction and/or restructure from the holder of the first deed of trust on the Parkcenter Office Building property ("Parkcenter Property"), the Partnership elected to pay real estate taxes due April 10, 1995 on the Parkcenter Property on June 30, 1995. Despite the
70% to 80% occupancy level at the property, it has been unable to generate a positive cash flow. As a result the Partnership's General Partner has been paying certain administrative costs of the Partnership, i.e., property management fees, legal and accounting costs, general and administrative fees, as well as certain leasehold improvement costs. As of June 30, 1995, the amount of cash advanced to the Partnership by the General Partner was $150,000. In addition, the General Partner and its affiliates have deferred collection of fees and expenses totaling $177,971. The General Partner is also pursing alternative solutions to improve the cash flow of the Parkcenter Property and the Partnership.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (continued)


Liquidity and Capital Resources

     During the quarter ended June 30, 1995, the Partnership's cash reserves decreased by $7,836 primarily due to the payment of property taxes and the 30% lower rate on the new tenant lease at the San Marcos property.

     The Partnership had a net loss of $30,100, or $14.46 per limited partnership unit, after depreciation expense of $16,599 for the quarter ended June 30, 1995.

     The Partnership's small cash reserve is invested primarily in a bank money market account. This reserve is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

     The Partnership completed its acquisition program in 1990.

     The Partnership continues to have its operations funded partially from cash advances and deferral of fee collections from the General Partner and its affiliates. The Partnership would not have sufficient liquidity to operate as a going concern if this support from the General Partner was not available.

     The General Partner is actively seeking solutions to resolve the Partnership's liquidity and probability problems. Failure to resolve these problems could result in a forced sale or foreclosure of the Parkcenter property, with possible negative tax consequences for the limited partners.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)


                                 PART  II


                    O T H E R    I N F O R M A T I O N



ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (a) Information required under this section has been included in the financial statements.

     (b) Reports on Form 8-K
         None

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)



                            S I G N A T U R E S



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                        A California Limited Partnership
                                (Registrant)




                             By:  WEST COAST REALTY ADVISORS, INC.
                                      A California Corporation,
                                          A General Partner


August 11, 1995
Date                                    William T. Haas
                                        William T. Haas
                           Director and Executive Vice President / Secretary




August 11, 1995
Date                                   Michael G. Clark
                                       Michael G. Clark
                                   Vice President / Treasurer