Form 10-K/A
period 1994-12-31
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1995-10-02
CIK 814077

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                            ___________________


                                FORM 10-K/A


               AMENDMENT TO GENERAL FORM FOR REGISTRATION OF
                                 SECURITIES
                        Filed pursuant to Section 12(g)
                     THE SECURITIES EXCHANGE ACT OF 1934


                   ASSOCIATED PLANNERS REALTY GROWTH FUND
            (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

                              File No. 33-13983
      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-K as set forth in the pages attached hereto:

      Cover page, Item 2 (Properties), Item 6 (Selected Financial Data), Item 7(Management Discussion and Analysis)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                      Associated Planners Realty Growth Fund
                              (Registrant)

      Date:


      By: West Coast Realty Advisors, Inc. (Advisor)


      By:
          Michael G. Clark, Vice President/Treasurer

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     FORM 10-K
      (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
          REQUIRED]
                         For the fiscal year ended December 31, 1994
                                          OR
      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
               the SECURITIES EXCHANGE ACT OF 1934 [NO FEE
               REQUIRED]
      For the transition period from                  to

      Commission file number 33-13983

       ASSOCIATED PLANNERS REALTY GROWTH FUND, (a California
                       Limited Partnership)
      (Exact name of registrant as specified in its charter)
                  California                              95-4119808
          State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization                     Identification)

      5933 West Century Blvd., 9th Floor, Los Angeles, CA 90045-5454 (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code    (310) 670-0800

      Securities registered pursuant to Section 12(b) of the Act:

         Title of each class       Name of each exchange on which registered
                    None                     None

      Securities pursuant to section 12(g) of the Act:

             NONE
           (Title of class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X       No
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      PART I

      ITEM 2.  PROPERTIES

      PARKCENTER OFFICE BUILDING

         On November 17, 1989, the Partnership purchased the Parkcenter Office Building, located in Santa Ana, California.

         The office building, constructed in 1978, provides 24,090 rentable square feet located on a 1.32 acre parcel of land. As of December 31, 1994, the building was 73% leased to seven tenants. Roselinsky, Gerrick, et al. and 1st Databank Mortgage Corporation accounted for 40% of the occupied space in the building and 52% of total revenues during calendar 1994. The tenants rent space on a full-service gross lease basis, including utilities and janitorial.

         The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the corporate General Partner.

         The center is dependent upon the vitality of the consumer market in the general area. A drop in occupancy levels among buildings located in the general area of the office building has required the Partnership's management to lower rental rates that it has been charging to tenants in order to maintain an acceptable occupancy level at the property. This has resulted in a significant drop in operating cash flow that has been generated by the building.


      PROCARE INDUSTRIAL BUILDING

         On January 9, 1990, the Partnership, together with Associated Planners Realty Income Fund (a 10%/90% interest, respectively), purchased the PROCARE Industrial Building, located in San Marcos, California.

         The industrial building, constructed in 1986, consists of 40,720 rentable square feet, including 6,000 square feet of office area, plus 1,300 square feet of mezzanine storage above the office area. It is located on a
2.66 acre parcel of land. The building was 100% occupied by Professional Care Products, Inc. through January 8th, 1995, on a triple net lease. The lease requires the tenant to pay insurance, taxes, maintenance and all other operating costs. During 1994, property taxes paid by the tenant totaled $32,059.

         On February 13, 1995, a new lease was executed with No Fear, Inc., which runs through June 30, 1998. This is also a triple net lease, and the beginning monthly revenue is approximately 70% of the Professional Care Products lease's ending monthly revenue.

         The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

         The building is located in North San Diego County, in an area of increasing population and desirability for San Diego area professional and skilled workers and significant employers. It is expected the building will benefit from projected growth of the North San Diego County area.

                    SELECTED FINANCIAL DATA PROPERTY OPERATIONS
         The selected property financial data for Partnership's properties should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

      Operations for the years ended December 31:

                                             1994      1993        1992
 Property Revenues                         $270,796   $288,094   $296,451
 Loss from Property Operations *            (48,571)   (55,857)   (88,124)
 Property Net Loss per Limited Partner Unit**(22.33)    (26.83)    (42.33)

[FN]

      * Determined using revenue and expenses directly related to the properties. Expense items excluded in arriving at this amount included General and Administrative expenses ($54,865 in 1994 and $55,155 in 1993) and Interest Expense that pertains to loans from the General Partner ($11,707 in 1994 and $12,345 in 1993). The data is presented in this manner in order to present the actual operating results of the Partnership's real estate property operations.

      ** Property Net Loss per Limited Partner Unit was based on the Limited Partners' share of loss and the weighted quarterly average number of units outstanding.

                                      SUMMARY

         As of December 31, 1994, the combined occupancy rate of all the Partnership's properties was 77%. In the opinion of the General Partner, all properties are adequately covered by insurance.

        The distribution of $78,318 in 1990 was a 100% non-taxable return of capital on a generally accepted accounting basis due to the net loss for the year, (the loss was due primarily to depreciation and amortization expense).

        The total acquisition cost to the Partnership of each property and the dates of acquisition are as follows:

       Description             Acquisition Cost          Acquisition Dates

 Parkcenter Office Building     $3,228,102                     11/17/89

 San Marcos Industrial Building   $311,878                     01/09/90

      ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This selected financial data is not covered by the accountants' opinion included elsewhere in this report.

                          1994       1993      1992      1991      1990
Operations for the years ended December 31:

 Revenues                $271,268   $288,624   $296,969  $320,101  $393,673
 Net Income (Loss)       (115,143)  (123,357)  (141,094)  (88,631)   (3,740)
 Net Income (Loss)
   Limited Partner Unit*   (55.31)    (59.25)    (67.77)   (42.57)    (1.80)
 Distributions per
   Limited Partner Unit*      ---        ---        ---        ---    38.00

Financial position at December 31:
 Total Assets          3,296,434   3,391,592  3,443,973  3,477,784  3,524,676
 Long-Term Debt        1,614,884   1,629,348  1,642,473  1,654,383  1,665,192
 Partners' Equity      1,301,837   1,416,980  1,540,337  1,681,431  1,770,062

[FN]
 * Net income (loss) and distributions per limited partner unit were based on the weighted quarterly average number of outstanding units.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

         The Partnership began offering for sale limited partnership units in October 1987. On August 29, 1988, the Partnership reached its minimum offering level of $1,200,000 and funds were released from escrow, to the Partnership. The Partnership sold units throughout the remainder of 1988, and had raised $1,362,000 in gross proceeds or $1,219,262 net of syndication costs and sales commissions as of December 31, 1988. As of December 31, 1989, gross proceeds from sales of partnership units totaled $2,061,000 or $1,823,953 net of syndication costs and sales commissions.

         In reading the discussion of operations, the reader should understand that the Partnership has a 100% interest in an office building in Santa Ana, California, and a 10% interest in a commercial building in San Marcos, California. The results of the Partnership's operations have been dominated by the results of operations for the Santa Ana building; thus, the discussion of the Partnership's results of operations will emphasize the operations of that building.

         Over the last three years, the overall operations of the Partnership have gradually improved; however, the Partnership continues to generate unacceptable net losses and negative cash flows. For example, the net loss for 1993 was $17,737 (13%) less than the net loss for 1992, while the negative cash flow (net loss excluding depreciation and amortization) dropped from $70,738 to $54,276--a $16,462 (23%) decrease. Progress continued in 1994, with the net loss of $115,143 that year being $8,214 (7%) less than that for 1993, and the negative cash flow dropping to $47,779--a $6,497 (12%) decrease from 1993's level. Despite these improvements, the fact remains that the Partnership's operations are still insufficient to support the Company without cooperation from the General Partner in deferring collection of various management fees, interest expense, and overhead cost allocations. The primary reason behind the lack of profitability continues to be the lack of sufficient rental income from the Santa Ana property. Rental income has continued to drop the last three years, going from $296,451 in 1992, to $288,094 in 1993, down to $270,796 in the most recent year. In contrast, during 1990, the Partnership's last year with a positive cash flow, rental income was $389,883 for the year, or $119,087 (44%) more than 1994's level. Expenses have been relatively steady for the Partnership, with the exception of 1992 when a relatively large amount of operating expenses ($156,246) were incurred in order to perform significant repair and maintenance activities on the Santa Ana property
(in contrast, these costs totalled only $116,896 in 1993 and $94,496 in 1994). The operating costs were especially low in 1994, due to certain maintenance costs that were deferred until 1995 due to the profitability problems of the Partnership. It is expected that operating costs will be higher in 1995 as these postponed costs are actually incurred during that year.

         During the year ended December 31, 1994, the Partnership did not make distributions to limited partners or pay General Partner management fees, in an attempt to rebuild cash reserves. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves, if the financial stability of the Partnership can be restored.

        During the year, $9,443 in cash was used by operating activities. This resulted from a net cash basis loss of $47,779 from operations
(net loss plus depreciation expense) plus the $11,786 decrease in security deposit and prepaid rent balances (due to the net loss of tenants at the Santa Ana property), offset by an increase in accounts payable of $46,235 (primarily resulting from the deferral of payment of amounts due to the General Partner and affiliates). There were no investing activities during the year by the Partnership; in recent years, some cash had been used for capital improvements to the properties. Financing activities, as always in recent years, pertained to a $14,464 use of cash in connection with the repayment of note payable principal.

         Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:
          1.   Relative risk of the partnership;
          2.   Condition of the partnership's properties;
          3. Time in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and
          4.   Partner distributions.

         Due to the large amount of vacancies and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during 1994. In addition, the General Partner has made loans to the Partnership and deferred collection of miscellaneous amounts owed to it by
the Partnership.   For this reason, there were no distributions made to the
limited partners during the year. It is the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. The Partnership's properties are currently operating at a loss on a cash basis, though the level of vacancy at the properties has stabilized. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitably on a cash basis. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, and the stabilization of the tenant base and rental rates at the Santa Ana property. In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,500,000 at that time. A sale or refinance of the property will of course be necessary prior
to that date.  The San Marcos property has no debt financing.   In the
short-term, the fact that this property has a quality tenant and operates under a triple net lease, allows the Partnership to collect a nominal amount of cash from the operations of this Property. In the long-run, the Partnership expects to benefit from the sale of this property when it is sold. The General Partner anticipates that the San Marcos property will be sold prior to the year 2000.

         The condition of the properties is relatively good, therefore there are no projected capital improvements or unusually large repair costs that would severely deplete the cash reserves. The General Partner believes in the long-term the property can generate positive cash flows. The General Partner is committed to maintaining the economic viability of the Partnership and is exploring alternatives to maintaining sufficient operating capital. This includes advancing small loans to the Partnership as needed ($5,000 to $10,000), soliciting additional Limited Partner contributions to paydown the mortgage balance, or other forms of debt relief. The General Partner is a wholly owned subsidiary of Associated Financial Group (the "Parent"), which consolidated, as of December 31, 1994, had $6.3 million in assets, $2.0 million in cash and cash equivalents, and $3.0 million in equity, and had net income of $.3 million for the year ended December 31, 1994.
The ability of the General Partner to obtain these advances is dependent upon the liquidity of the Parent company of the General Partner.

         The General Partner is aware that the economic conditions in the area in which the Santa Ana property is located are not good. There have been several foreclosures of office buildings in the same general area. Buildings have had to compete for a dwindling supply of viable tenants by lowering the rental rates they are offering, to rates that will allow owners to compete in a difficult marketplace, that is considered to have an oversupply of available office space. The General Partner is of the opinion that the surplus of office space in the area has deterred new building in the general area, and that eventually, given a turnaround in the local economy, the demand for office space will improve, driving up market rents, and improving the value of the Santa Ana property. It is the intention of the General Partner to sell the Santa Ana property when it is reasonably feasible, given the facts that:

       1) The price it could be sold for now would be less than the balance on the outstanding mortgage debt on the property, thus giving Partnership incentive to substantially lease-up and maintain the property prior to sale,

       2) The debt service on the property is so high that given the long-term realities of low inflation in the U.S. economy and long-term economic sluggishness in the Southern California economy (due to Orange and Los Angeles county fiscal problems, aerospace and defense layoffs, lower personal income figures, higher than U.S. average unemployment, etc.), rents could never increase enough in the foreseeable future for this property to generate significant enough positive cash flow to maintain the viability of the Partnership, and pay certain accrued and accruing expenses due to the General Partner and Affiliates.

         As previously discussed, the Partnership has a 10% interest in a building in San Marcos, California. Subsequent to yearend, the building was leased to a tenant at a rate 70% of the previous rental rate. Because the Partnership has such a small percentage interest in this property, the decrease in rent results in only a $750 per month decrease in cash flow. This decrease is not expected to have a material impact on operations.

         The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

         During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in its leases with some of its properties' tenants that will help alleviate some of the negative impact of inflation. However, as previously alluded to, the lack of inflation is hurting the Partnership due to the stagnation of office rental rates.

        There are currently no plans for any material renovation, improvement or further development of the properties.

      RESULTS OF OPERATIONS - 1994 VS. 1993

         Operations for the years ended December 31, 1994 and 1993 reflect full years of rental activities for the Partnership's properties. For the year ended December 31, 1994, the return on funds invested in property was
 .3%. However, as has been the case for several years, the Partnership realized an overall cash basis net loss due to the administrative costs of operating the Partnership (cash basis is net income plus an addback of depreciation expense).

         The Partnership generated a loss from operations before depreciation and amortization of $47,779, compared to $54,276 in 1993. Much of this decrease in loss was due to relief received from the County of Orange in property tax savings resulting from the lower assessment placed on the property. High vacancy rates in the general area of the Santa Ana property have served to lower rental rates far below the rates that were in place when the property was first purchased by the Partnership in 1989. In addition, there was an increase in the vacancy rate at the property. Of the $17,298 decrease in rental revenue from 1993, we would estimate that $12,000 was due to increased vacancy at the Santa Ana property, with the balance due to lower overall rental rates in the area.

       The number of limited partnership units outstanding remained at 2,061.

      RESULTS OF OPERATIONS - 1993 VS. 1992

         Operations for the years ended December 31, 1993 and 1992 reflect full years of rental activities for the Partnership's properties. For the year ended December 31, 1993, the return on funds invested in property was
 .6%.
         The Partnership generated a loss from operations before depreciation and amortization of $54,276 in 1993 compared to $70,738 in 1992. The primary reasons for this loss in 1993 was an $8,357 decrease in rental income, a $12,259 increase in general and administrative expenses (particularly errors and ommisions insurance), and a $9,788 increase in repairs and maintenance expense.

         The Partnership incurred a net loss of $123,357 in 1993.

         The number of limited partner units outstanding was 2,061.

      KEY DATA ON REAL ESTATE OPERATIONS

      Noted below are some key data pertaining to the operations of improved property that is operated by the Partnership:

      Occupancy Rate as a Percentage of Square Feet:

      Santa Ana Building:
          1990:  75%
          1991:  84
          1992:  87
          1993:  85
          1994:  73


      San Marcos Building (10% interest by the Partnership):

          1990:   100%
          1991:   100
          1992:   100
          1993:   100
          1994:   100

      Tenants occupying 10% or more of rentable square footage:

      Santa Ana:

      Roselinsky, Gerrick, et al (a law firm): 29% of rentable square footage; $99,185 rent per year; lease expires 1/31/97. Renewal options: No renewal option.

      Note: The tenants of this building consist are primarily service oriented companies such as mortgage lenders, real estate agents, lawyers, and escrow companies.

      San Marcos:

      PROCARE (Professional Care Products, Inc.):  100% of rentable square
footage; $30,024    rental per year (10% of total rent).  Lease expires
1/8/95. Renewal options: None (tenant vacated building prior to lease expiration).

      No Fear, Inc.: 100% of rentable square footage; Rent is $21,989 per year (10% of total rent). Lease expires on June 30, 1998. Tenant began occupying the building on February 13, 1995. Renewal option: $21,598 per year in the first year, increasing 104% per year thereafter for a maximum of five years.

      Note: PROCARE was involved in the assembly of medical instruments. No Fear, Inc. (the current tenant) is involved in the manufacture and sale of clothing.

      Average Effective Annual Rental Per Square Foot:

      1990: $13.84
      1991:  11.34
      1992:  10.53
      1993:  10.23
      1994:   9.62

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



                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                         A California Limited Partnership
                                    (Registrant)




      Date: ____________________  By:  WEST COAST REALTY
                                       ADVISORS, INC.
                                           A California Corporation,
                                                A General Partner





                                    William T. Haas
                             Director and Executive Vice
                                  President / Secretary




      Date: ____________________

                                      Michael G. Clark
                                 Vice President / Treasurer