Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1995-10-02
CIK 814077

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                   _____________

                                    FORM 10-Q/A

                      AMENDMENT TO GENERAL FORM FOR REGISTRATION OF
                                       SECURITIES
                             Filed pursuant to Section 12(g)
                          THE SECURITIES EXCHANGE ACT OF 1934

                         ASSOCIATED PLANNERS REALTY GROWTH FUND
                 (Exact name of registrant as specified in its charter)

                                     AMENDMENT NO. 1

                                   File No. 33-13983
      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-Q as set forth in the pages attached hereto:

                      10-Q for the Quarter ending June 30, 1995

                                    Item 1 and 2

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                          ASSOCIATED PLANNERS REALTY GROWTH FUND

                                      (Registrant)

      Date:

      By: West Coast Realty Advisors, Inc. (General Partner)

      By:
          Michael G. Clark, Vice President/Treasurer

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

[FN]
             See accompanying notes to financial statements.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

                      Summary of Accounting Policies



Business

            Associated Planners Realty Growth Fund (the "Partnership"), a California limited partnership, was formed on March 9, 1987 under the Revised Limited Partnership Act of the State of California for the purpose of developing or acquiring, managing and operating leveraged income producing real estate. The Partnership met its minimum funding of $1,200,000 on August 29, 1988 and terminated its offering on September 5, 1989.

Basis of Presentation

            The financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

Rental Real Estate and Depreciation

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

Statements of Cash Flows

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

         (3) Provide gains through potential appreciation; and

         (4) Generate Federal income tax deductions so that during the early years of property operations, a portion of cash distributions may be treated as return of capital for tax purposes and, therefore, may not represent taxable income to the limited partners.

         The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A California Limited Partnership)

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (continued)

         The Partnership is operated by West Coast Realty Advisors, Inc. ("WCRA") (the corporate General Partner) and Mr. W. Thomas Maudlin Jr.
(an individual General Partner), collectively the "General Partner," subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA, the corporate General Partner.

      Results of Operations

         Operations for the quarter ended June 30, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and six months ended June 30, 1995, decreased from the three and six months ended June 30, 1994 by approximately $16,374 and $38,207. Part of this decrease was a result of a vacancy at the San Marcos building from January 8, 1995 to February 13, 1995. The effect of this vacancy was a decrease in rent of approximately $3,000 for the quarter and six months. In addition, the new tenant (No Fear Inc.) entered into a lease at a rate that was 30% less than the rate on the lease of the prior tenant (Professional Care Products). This has resulted in approximately $4,000 less rent for the first six months of 1995 in comparison to the first six months of 1994. The remaining $31,000 decrease in rental revenue is the result of lower occupancy and lower rent rates at the Santa Ana office building. Total costs and expenses related to the properties' operation were similar for the quarter ended June 30, 1995 and the quarter ended June 30, 1994. These same costs were $4,783 lower for the six months ended June 30, 1995 vs. the six months ended June 30, 1994, as a result of lower interest expense (greater principal repayments on mortgage loan) and property management fees expenditures. General and administrative expenses were approximately equal for both the three and six months ended June 30, 1995 and June 30, 1994, as was depreciation and amortization expense. Property management fees tracked the level of rental revenue. Proeprty operating costs were slightly higher for the three and six months ended June 30, 1995 in comparison to the prior year ($741 for the quarter and $2,436 for six months), due to slightly higher office maintenance costs.

         At June 30, 1995, the Parkcenter Building was 98% occupied by nine tenants. The San Marcos property, which is 10% owned the Partnership, was 100% occupied by one tenant.

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

      Liquidity and Capital Resources

         During the quarter ended June 30, 1995, the Partnership's cash reserves decreased by $7,836 primarily due to the payment of property taxes and the 30% lower rate on the new tenant lease at the San Marcos property. Cash reserves are defined as cash balances in checking and money market accounts.

         For the six months ended June 30, 1995, the change in cash and cash equivalents decreased by $3,056. This can be accounted for as follows:

      1) $4,720 in cash was provided by operating activities. This was largely the result of cash being provided by an increase in accounts payable of $21,928 as payments of amounts due to third-party vendors and (particularly) affiliates was postponed until later periods. In addition, Other Assets decreased $17,609, effectively resulting in an increase in cash. This decrease was primarily the result of a decrease in prepaid expense balances, resulting from the write-off of amounts (primarily insurance) paid in the last quarter of 1994. These increases to cash were greatly offset by $35,613 use of cash resulting from the cash basis net loss for the first six months of the year ($68,811 net loss with $33,198 in depreciation added back). Management realizes that this increase in cash was unusual, and it expects that operating activities for the rest of the year will result in a net use of cash.

      2) $7,776 in cash was used by financing activities. This was entirely the result of the payback of principal on the outstanding mortgage note payable.

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

         Due to the large amount of vacancies and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during the first six months of 1995. In addition, the General Partner has made loans to the Partnership and deferred collection of
miscellaneous amounts owed to it by the Partnership.   For this reason,
there were no distributions made to the limited partners during the first six months. It is the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. The Partnership's properties are currently operating at a loss on a cash basis, though the level of vacancy at the properties has stabilized. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitably on a cash basis. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, and the stabilization of the tenant base and rental rates at the Santa Ana property. In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,500,000 at that time. A sale or refinance of the property will of course be necessary prior to that
date.  The San Marcos property has no debt financing.   In the short-term,
the fact that this property has a quality tenant and operates under a triple net lease, allows the Partnership to collect a nominal amount of cash from the operations of this Property. In the long-run, the Partnership expects to benefit from the sale of this property when it is sold. The General Partner anticipates that the San Marcos property will be sold prior to the year 2000.

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

         The Partnership completed its acquisition program in 1990.

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