Form 10-Q
period 1995-09-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1995-11-15
CIK 814077

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              September 30, 1995

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Growth Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1995 and 1994 have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                              BALANCE SHEETS
            September 30, 1995 (Unaudited) and December 31, 1994
                                               September 30,  December 31,
                                                  1995           1994
ASSETS
RENTAL REAL ESTATE, net of
 accumulated depreciation (Notes 2 & 3)        $3,205,254     $3,255,051
CASH AND CASH EQUIVALENTS                          15,726          5,657
OTHER ASSETS                                       46,030         35,726
                                                3,267,010      3,296,434
LIABILITIES AND PARTNERS' EQUITY
PAYABLE TO AFFILIATES                            $190,833     $  187,807
OTHER ACCRUED LIABILITIES                          75,715         16,725
NOTE PAYABLE - RELATED PARTY (Note 4)             150,000        150,000
SECURITY DEPOSITS AND PREPAID RENT                 34,242         25,181
NOTE PAYABLE (Note 3)                           1,633,213      1,614,884
     TOTAL LIABILITIES                          2,084,003      1,994,597
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 10,000 units;
     issued - 2,061                            1,179,143       1,296,785
   General Partner:                                3,864           5,052
     TOTAL PARTNERS EQUITY                     1,183,007       1,301,837
                                              $3,267,010      $3,296,434

[FN]
                 See accompanying notes to financial statements.

                      ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A California Limited Partnership)


                          STATEMENTS OF PARTNERS' EQUITY
                        Nine Months Ended September 30, 1995
                                   (Unaudited)

                                           Limited   Partners  General
                                 Total     Units     Amount    Partner
BALANCE, December 31, 1994    $1,301,837    2,061   $1,296,785   $5,052

   Net loss                     (118,830)    ---      (117,642)  (1,188)

BALANCE, September 30, 1995   $1,183,007    2,061   $1,179,143   $3,864



               Nine Months Ended September 30, 1994
                           (Unaudited)

                                          Limited    Partners    General
                                Total     Units      Amount      Partner
BALANCE, December 31, 1993     $1,416,980    2,061   $1,410,777   $6,203

   Net loss                       (65,544)    ---       (64,889)    (655)

BALANCE, September 30, 1994    $1,351,436    2,061   $1,345,888   $5,548

[FN]


               See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A California Limited Partnership)


                             STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 1995 and 1994
                                   (unaudited)

                         Three Months Three Months  Nine Months Nine Months
                            Ended        Ended         Ended      Ended
                       September 30, September 30, September 30, September 30,
                            1995        1994         1995           1994

REVENUES:
 Rental                        $53,564    $72,866    $174,879   $226,453
 Interest                           15        116         107        403

                                53,579     72,982     174,986    226,856
COSTS AND EXPENSES:
 Operating                      29,710     22,398      81,061     58,844
 Property taxes                  4,495      4,495      13,485     13,487
 Property management fees        2,702      3,272       7,679     10,196
 Interest                       29,946     42,327     113,922    127,190
 General and administrative      8,836     10,446      27,872     31,926
 Depreciation and amortization  16,599     16,920      49,797     50,757

                                92,288     99,858     293,816    292,400


NET LOSS                      $(38,709)  $(26,876)  $(118,830)  $(65,544)

NET LOSS PER
  LIMITED PARTNERSHIP UNIT     $(18.59)   $(12.91)    $(57.08)   $(31.48)

[FN]
               See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                               Nine Months      Nine Months
                                                  Ended           Ended
                                               September 30,   September 30,
                                                     1995          1994

Cash flow from operating activities:
  Net Loss                                        $(118,830)    $(65,544)
  Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  Depreciation and amortization                       49,797       50,757
  Increase (decrease) from changes in:
Other assets                                         (10,304)      (9,411)
Accounts payable                                      62,016       27,946
Security deposits                                      9,061          415

  Net cash (used in) operating activities             (8,260)      (4,163)
Cash flows from financing activities:
  Addition to (payments on) note payable              18,329      (10,716)
  Net cash provided by (used in)
  financing activities                                18,329      (10,716)

Net increase (decrease) in cash & cash equivalents    10,069       (6,553)

Cash and cash equivalents at beginning of period       5,657       29,564

Cash and cash equivalents at end of period           $15,726      $23,011

[FN]
            See accompanying notes to financial statements.

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

Statements of Cash Flows

        For purposes of the statement of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three or less to be cash and cash equivalents.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A California Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS
     Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                             and December 31, 1994



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

Note 2 - Rental Real Estate

     As of September 30, 1995 and December 31, 1994, the Fund's net real estate investments in the Parkcenter Office Building and PROCARE Industrial Building are as follows:

                                     September 30,     December 31,
                                         1995             1994

Land                                  $1,349,900        $1,349,900
Buildings and Improvements             2,241,600         2,241,600
                                       3,591,500         3,591,500
Less Accumulated Depreciation            386,246           336,449
Net Real Estate Investment            $3,205,254        $3,255,051

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
    Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                    and Year Ended December 31, 1994
                              (continued)


Note 3 - Note Payable

     The Partnership has a 9.75% promissory note secured by a Deed of Trust totaling $1,633,213 at September 30, 1995 and $1,614,884 at December 31, 1994, with a life insurance company. This note is due January 1, 2000, and provides significant prepayment penalties. The monthly payments for September 1, 1995 through January 1, 1996 are being deferred, whereupon the total deferred payments will be added to the outstanding principal balance and amortized over the remaining amortization period. This new balance amortized over the remaining amortization period (288 months) will equal a new Monthly Payment (at the current interest rate of 9.75%) of $15,087.81.

Note 4 - Related Party Transactions

     (a) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., ("WCRM") an affiliate of the corporate General Partner, totaled $7,679 for the nine months ended September 30, 1995, $10,196 for the nine months ended
September 30, 1994, $2,702 for the three months ended September 30, 1995, and $3,272 for the three months ended September 30, 1994. WCRM is currently deferring collection of these fees.

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

     (c) The Partnership has a note payable to a General Partner of $150,000 at September 30, 1995 and December 31, 1994. The note outstanding bears interest of 7.5% and is payable in equal installments of principal and interest amortized over a 10 year period, with all remaining unpaid interest and principal due on May 1, 1997. The General Partner is currently deferring collection of payments of principal and interest on this note.

Note 5 - Net Loss and Cash Distributions Per Limited Partnership Unit

     The Net Loss per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of the number of outstanding Limited Partnership Units. No distributions were made during the three or nine months ended September 30, 1995 and September 30, 1994.

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

       The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, increases in real estate taxes, assessments, and operating expenses, as well as others.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

     Results of Operations

        Operations for the quarter ended September 30, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and nine months ended September 30, 1995, decreased from the three and nine months ended September 30, 1994 by approximately $19,302 and $51,574, respectively. Part of this decrease was a result of a vacancy at the San Marcos building from January 8, 1995 to February 13, 1995. The effect of this vacancy was a decrease in rent of approximately $3,000 for the quarter and nine months. In addition, the new tenant (No Fear Inc.) entered into a lease at a rate that was 30% less than the rate on the lease of the prior tenant (Professional Care Products). This has resulted in approximately $6,000 less rent for the first nine months of 1995 in comparison to the first nine months of 1994. The remaining $42,574 decrease in rental revenue is the result of lower occupancy and lower rent rates at the Santa Ana office building. Total costs and expenses related to the properties' operation were similar for the quarter ended September 30, 1995 and the quarter ended September 30, 1994. These same costs were $1,416 higher for the nine months ended September 30, 1995 vs. the nine months ended September 30, 1994, as a result of lower interest expense (greater principal repayments on mortgage loan) and property management fees expenditures. General and administrative expenses were approximately equal for both the three and nine months ended September 30, 1995 and September 30, 1994, as was depreciation and amortization expense. Property management fees tracked the level of rental revenue. Property operating costs were higher for the three and nine months ended September 30, 1995 in comparison to the prior year ($7,312 for the quarter and $22,217 for nine months), due to higher office maintenance costs.

   At September 30, 1995, the Parkcenter Building was 69% occupied by eight tenants. The San Marcos property, which is 10% owned the Partnership, was 100% occupied by one tenant.

    Despite the 70% to 80% occupancy level at the property, it has been unable to generate a positive cash flow. As a result the Partnership's General Partner has been paying certain administrative costs of the Partnership, i.e., property management fees, legal and accounting costs, general and administrative fees, as well as certain leasehold improvement costs. As of September 30, 1995, the amount of cash advanced to the Partnership by the General Partner was $150,000. In addition, the General Partner and its affiliates have deferred collection of fees and expenses totaling $203,982. The General Partner is pursuing alternative solutions to improve the cash flow of the Parkcenter Property and the Partnership.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

Liquidity and Capital Resources

   During the quarter ended September 30, 1995, the Partnership's cash reserves increased by $13,125 primarily due to the deferral of the mortgage payment (see Note 3) due September 1, 1995. Cash reserves are defined as cash balances in checking and money market accounts.

   For the nine months ended September 30, 1995, the change in cash and cash equivalents increased by $10,069. This can be accounted for as follows:

1) $8,260 in cash was used in operating activities. This was largely the result of cash being provided by an increase in accounts payable of $62,016 as payments of amounts due to third-party vendors and affiliates was postponed until later periods. In addition, Other Assets increased $10,304, effectively resulting in an decrease in cash. This increase was primarily the result of a increase in prepaid expense balances, resulting from the write-off of amounts (primarily insurance) paid in the last quarter of 1994. These increases (decreases) to cash were greatly offset by $69,033 use of cash resulting from the cash basis net loss for the first nine months of the year ($118,830 net loss with $49,797 in depreciation added back). Management believes that this increase in cash was unusual, and it expects that operating activities for the rest of the year will result in a net use of cash.

2) $18,329 in cash was provided by financing activities. This was entirely the result of the deferral of a mortgage payments for September 1995 resulting in an addition to the notes payable balance.

                  ASSOCIATED PLANNERS REALTY GROWTH FUND
                    (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

   The Partnership had a net loss of $38,709, or $18.59 per limited partnership unit, after depreciation expense of $16,599 for the quarter ended September 30, 1995.

   The Partnership's small cash reserve is invested primarily in a bank money market account. This reserve is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

   Due to the large amount of vacancies and an increase in maintenance and repair expenses at the Santa Ana Property, the reserves remained depleted during the first nine months of 1995. In addition, the General Partner has made loans to the Partnership and deferred collection of miscellaneous
amounts owed to it by the Partnership.   For this reason, there were no
distributions made to the limited partners during the first nine months of 1995. It is the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. The Partnership's properties are currently operating at a loss on a cash basis, though the level of vacancy at the properties has stabilized. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitably on a cash basis. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, and the stabilization of the tenant base and rental rates at the Santa Ana property. In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,500,000 at that time. A sale or refinance of the property will of course be necessary prior to that date. The San
Marcos property has no debt financing.   In the short-term, the fact that
this property has a quality tenant and operates under a triple net lease, allows the Partnership to collect a nominal amount of cash from the operations of this Property. In the long-run, the Partnership expects to benefit from the sale of this property when it is sold. The General Partner anticipates that the San Marcos property will be sold prior to the year 2000.

   The condition of the properties is relatively good, therefore there are no projected capital improvements or unusually large repair costs that would severely deplete the cash reserves. The General Partner believes in the long-term the property can generate positive cash flows. The General
Partner is committed to maintaining the economic viability of the Partnership and is exploring alternatives to maintaining sufficient operating capital. This includes advancing small loans to the Partnership as needed ($5,000 to $10,000), soliciting additional Limited Partner contributions to

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

pay down the mortgage balance, or obtaining debt relief from the lender. The General Partner is a wholly owned subsidiary of Associated Financial Group (the "Parent"), which consolidated, as of December 31, 1994, had $6.3 million in assets, $2.0 million in cash and cash equivalents, and $3.0 million in equity, and had net income of $.3 million for the year ended December 31, 1994. The ability of the General Partner to obtain the cash to make these advances is dependent upon the liquidity of the Parent company of the General Partner.

   The General Partner is aware that the economic conditions in the area in which the Santa Ana property is located are not good. There have been several foreclosures of office buildings in the same general area. Buildings have had to compete for a dwindling supply of viable tenants by lowering the rental rates they are offering, to rates that will allow owners to compete in a difficult marketplace, that is considered to have an oversupply of available office space. The General Partner is of the opinion that the surplus of office space in the area has deterred new building in the general area, and that eventually, given a turnaround in the local economy, the demand for office space will improve, driving up market rents, and improving the value of the Santa Ana property. It is the intention of the General Partner to sell the Santa Ana property when it is reasonably feasible, given the facts that:

 1) The price it could be sold for now would be less than the balance on the outstanding mortgage debt on the property, thus giving Partnership incentive to substantially lease-up and maintain the property prior to sale,

 2) The debt service on the property is so high that given the long-term realities of low inflation in the U.S. economy and long-term economic sluggishness in the Southern California economy (due to Orange and Los Angeles county fiscal problems, aerospace and defense layoffs, lower personal income figures, higher than average unemployment, etc.), rents may never increase enough in the foreseeable future for this property to generate significant enough positive cash flow to maintain the viability of the Partnership, and pay certain accrued and accruing expenses due to the General Partner and Affiliates.

   As previously discussed, the Partnership has a 10% interest in a building in San Marcos, California. In the first quarter of 1995, the building was leased to a tenant at a rate 70% of the previous rental rate. Because the Partnership has such a small percentage interest in this property, the decrease in rent results in only a $750 per month decrease in cash flow. This decrease is not expected to have a material impact on operations.

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

                      ASSOCIATED PLANNERS REALTY GROWTH FUND
                        (A California Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (continued)

   During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in its leases with some of its properties tenants that will help alleviate some of the negative impact of inflation. However, as previously alluded to, the lack of inflation is hurting the Partnership due to the stagnation of office rental rates.

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



                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                         A California Limited Partnership
                                   (Registrant)




November 14, 1995                  By:  WEST COAST REALTY ADVISORS, INC.
                                            A California Corporation,
                                                 A General Partner



                                        William T. Haas
                                        William T. Haas
                      Director and Executive Vice President / Secretary




November 14, 1995
                                         Michael G. Clark
                                         Michael G. Clark
                                      Vice President / Treasurer