Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-01-05
CIK 814077

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                       ___________________


                           FORM 10-Q/A


     AMENDMENT TO GENERAL FORM FOR REGISTRATION OF SECURITIES
                 Filed pursuant to Section 12(g)
               THE SECURITIES EXCHANGE ACT OF 1934


              ASSOCIATED PLANNERS REALTY GROWTH FUND
      (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 2

                        File No. 33-13983
The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-Q as set forth in the pages attached hereto:

            10-Q for the Quarter ending June 30, 1995

                             Item  2

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

         In March 1995, the Financial Accounting Standards Board approved adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121 - Accounting for the Impairment of Long-lived Assets and for Long-Lived
Assets to Be Disposed of). This statement is effective for fiscal years beginning December 15, 1995, with restatement of previously issued financial statements not permitted. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. Previous to this pronouncement, accounting standards had not addressed when impairment losses
should be recognized or how impairment losses should be measured.   The
Partnership has not previously recognized any impairment in the value of the property in Santa Ana. If SFAS 121 were to be applied to the financial statements of the Partnership prior to the required implementation date, the General Partner feels that a $1,700,000 decrease in the value of the Santa Ana property would be required, resulting in an equivalent decrease in earnings and a substantial net loss for the year. This loss would be unrealized, and thus would not flow through to the partners for tax purposes, and may not flow through until the building is sold or otherwise disposed of. The recording of this loss allowance, in itself, would not directly affect the liquidity of the Partnership, which as previously discussed, is poor.

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



                    ASSOCIATED PLANNERS REALTY GROWTH FUND
                        A California Limited Partnership
                                  (Registrant)



January 4, 1996                By:  WEST COAST REALTY ADVISORS, INC.
                                        A California Corporation,
                                             A General Partner


                                     William T. Haas
                                     William T. Haas
                        Director and Executive Vice President / Secretary




January 4, 1996
                                       Michael G. Clsrk
                                       Michael G. Clark
                                 Vice President / Treasurer