Form 10-Q/A
period 1995-09-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-01-05
CIK 814077

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

         10-Q for the Quarter ending September 30, 1995

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


                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                        A California Limited Partnership
                                   (Registrant)




January 4, 1996      By:  WEST COAST REALTY ADVISORS, INC.
                               A California Corporation,
                                   A General Partner



                                    William T. Haas
                                    William T. Haas
                       Director and Executive Vice President / Secretary




January 4, 1996
                                        Michael G. Clark
                                        Michael G. Clark
                                      Vice President / Treasurer