Form 10-K
period 1995-12-31
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-04-01
CIK 814077

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                         FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995

                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER   33-13983


   ASSOCIATED PLANNERS REALTY GROWTH FUND, (A CALIFORNIA LIMITED PARTNERSHIP)

             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                                 95-4119808

      State or other jurisdiction of                             (IRS Employer
      incorporation or organization                              identification)

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

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         u        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ]

                                    PART  I

ITEM 1.   BUSINESS

   Associated Planners Realty Growth Fund (the "Partnership"), was organized in March 1987, under the California Revised Limited Partnership Act. West Coast Realty Advisors, Inc. ("WCRA"), a California corporation, and W. Thomas Maudlin Jr., an individual, are general partners (collectively referred to herein as the "General Partner").

   The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1995, the Partnership had no employees.

   The Partnership's principal investment objectives are to invest the net proceeds in real properties which will:

          1.   Preserve and protect the Partnership's invested capital;
          2.   Provide for cash distributions from operations;
          3.   Provide gains through potential appreciation; and
          4. Generate federal income tax deductions so that a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the Limited Partners.

   On November 17, 1989, the Partnership acquired a 100% interest in a office building located in Santa Ana, California which was financed with $1,553,102 in cash and $1,675,000 in long-term debt. On January 9, 1990, the Partnership, together with Associated Planners Realty Income Fund (an affiliate), purchased a one-story building located in San Marcos, California. The acquisition was paid for entirely in cash totaling $3,118,783 of which $311,878 was provided by the Partnership and $2,806,905 by the affiliate. The Partnership owns a 10% undivided interest in the property.

   The ownership and operation of any leveraged, income-producing real estate is subject to those risks inherent in all real estate investments. These include national and local economic conditions, the supply of and demand for similar types of real property, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others. In addition, the real estate market at this date is in a general state of uncertainty, and there is no assurance as to how long it might continue or its possible effect on the Partnership.

   This uncertainty is evidenced by the following conditions:

          1. Downtrends in the real estate market in various areas of the country as evidenced by high vacancy rates in the commercial sector, and a large unsold inventory of new homes, particularly in California.

          2. Economic recession, as evidenced by higher unemployment, slow consumer spending, and low increases in gross national product figures.

          3. The effect of current or proposed tax reform legislation which has slowed the level of sale and development of real estate and the formation of real estate partnerships, in many areas of the country.

          4. Availability and cost of financing to allow for the purchase and sale of properties and to maintain overall real estate values.

   There is a potential for these factors to have a material effect on the Partnership's operations over the long-term.

   The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
ITEM 2-- "PROPERTIES".

   The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors Inc.(" WCRA") the co-General Partner.

   On August 29, 1988, the Partnership attained its minimum funding requirement with the initial release of escrow funds totaling $1,205,650 and terminated its offering on September 5, 1989. As of December 31, 1989, gross proceeds from sales of Partnership units totaled $2,061,000 and $1,823,953 net of syndication costs and sales commissions.

ITEM 2.   PROPERTIES

PARKCENTER OFFICE BUILDING

   On November 17, 1989, the Partnership purchased the Parkcenter Office Building, located in Santa Ana, California.

   The office building, constructed in 1978, provides 24,090 rentable square feet located on a 1.32 acre parcel of land. As of December 31, 1995, the building was 66% leased to seven tenants. Roselinsky, Gerrick, et al. accounted for 26% of the occupied space in the building as of December 31, 1995. The tenants rent space on a full-service gross lease basis, including utilities and janitorial.

   The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the corporate General Partner.

   The center is dependent upon the vitality of the consumer market in the
general area.   A drop in occupancy levels among buildings located in the
general area of the office building has required the Partnership's management to lower rental rates that it has been charging to tenants in order to maintain an acceptable occupancy level at the property. This has resulted in a significant drop in operating cash flow that has been generated by the building. See further discussion under Item 7 - "Management Discussion And Analysis of Financial Condition and Results of Operations."

Tenants occupying 10% or more of rentable square footage:

Roselinsky, Gerrick, et al (a law firm): 26% of rentable square footage; $99,185 rent per year; lease expires 1/31/97. Renewal options: No renewal option.

Note: The tenants of this building consist are primarily service oriented companies such as mortgage lenders, real estate agents, lawyers, and escrow companies.

SAN MARCOS INDUSTRIAL BUILDING

   On January 9, 1990, the Partnership, together with Associated Planners Realty Income Fund (a 10%/90% interest, respectively), purchased an Industrial Building, located in San Marcos, California.

   The building, constructed in 1986, consists of 40,720 rentable square feet, including 6,000 square feet of office area, plus 1,300 square feet of mezzanine storage above the office area. It is located on a 2.66 acre parcel of land. The building was 100% occupied by Professional Care Products, Inc. through January 8, 1995, on a triple net lease. The lease required the tenant to pay insurance, taxes, maintenance and all other operating costs.

   On February 13, 1995, a new lease was executed with No Fear, Inc., which runs through June 30, 1998. This is also a triple net lease, and the beginning monthly revenue is approximately 70% of the Professional Care Products lease's ending monthly revenue.

   The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

   The building is located in North San Diego County, in an area of increasing population and desirability for San Diego area professional and skilled workers and significant employers. It is expected the building will benefit from projected growth of the North San Diego County area.

 Tenants occupying 10% or more of rentable square footage:

PROCARE (Professional Care Products, Inc.):  100% of rentable square footage;
$30,024    rental per year (10% of total rent).  Lease expired 1/8/95.  Renewal options:  None (tenant vacated building prior to lease expiration).

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


SUMMARY

   As of December 31, 1995, the combined occupancy rate of all the Partnership's properties was 71%. In the opinion of the General Partner, all properties are adequately covered by insurance. Although the Partnership's 10% interest in the San Marcos Building is generating positive cash flow, this amount is not sufficient to offset the negative cashflow resulting from the Partnership's interest in the Santa Ana Office Building.

   The total acquisition cost to the Partnership of each property and the dates of acquisition are as follows:

                DESCRIPTION                    ACQUISITION     ACQUISITION
                                                   COST           DATES

PARKCENTER OFFICE BUILDING                      $3,228,102       11/17/89

SAN MARCOS INDUSTRIAL BUILDING (10%              $311,878        01/09/90
INTEREST)


Noted below are some key data pertaining to the operations of improved property that is operated by the Partnership:

Average annual occupancy rate as a percentage of square feet:

Santa Ana Building:

     1991:  84%
     1992:  87
     1993:  85
     1994:  73
     1995:  66

San Marcos Building (10% interest by the Partnership):

     1991:   100%
     1992:   100
     1993:   100
     1994:   100
     1995:    88


ITEM 3.     LEGAL PROCEEDINGS

     None.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    At December 31, 1995, there were 2,061 limited partnership units outstanding and 180 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no unissued units available for sale as of December 31, 1995.


ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with the financial statements and related notes and ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this report. This selected financial data is not covered by the accountants' opinion included elsewhere in this report.

                                        1995         1994        1993        1992        1991
Operations for the years ended
December 31:
Revenues                                $243,214    $271,268   $ 288,624   $ 296,969   $ 320,101
Net (Loss)                           (2,101,895)   (115,143)   (123,357)   (141,094)    (88,631)
Net (Loss) Limited Partner Unit *     (1,019.84)     (55.31)     (59.25)     (67.77)     (42.57)
Distributions per Limited Partner             --          --          --          --          --
Unit *

Financial position at December 31:
Total Assets                           1,328,063   3,296,434   3,391,592   3,443,973   3,477,784
Long-Term Debt                         1,676,385   1,614,884   1,629,348   1,642,473   1,654,383
Partners' Equity                       (800,058)   1,301,837   1,416,980   1,540,337   1,681,431

[FN]
*Net (loss) and distributions per limited partner unit were based on the weighted average number of outstanding units.

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

   Due to the recurring losses from operations and a net capital deficiency of $800,058 at December 31, 1995, the Partnership's independent certified public accountants have included an explanatory paragraph in their report stating that these factors raise substantial doubt as to Partnership ability to continue as a going concern.

   From 1992 to 1994, the overall operations of the Partnership gradually improved; however, the Partnership continued to generate unacceptable net losses and negative cash flows. (These negative cash flows first started appearing in calendar 1991). For example, the net loss for 1993 of $123,357 was $17,737 (13%) less than the $141,094 net loss for 1992, while the negative cash flow (net loss excluding depreciation and amortization) dropped from $70,738 to $54,276--a $16,462 (23%) decrease. Progress continued in 1994, with the net loss of $115,143 that year being $8,214 (7%) less than that for 1993, and the negative cash flow dropping to $47,779--a $6,497 (12%) decrease from 1993's level. Despite these improvements, the fact remained that the Partnership's operations were still insufficient to support the Company without cooperation from the General Partner in deferring collection of various management fees, interest expense, and overhead cost allocations.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     1995 was a turning point in terms of the viability of the Partnership. Although the general economy in which the Santa Ana building is located was generally poor from 1990 to 1994, the operations of the Partnership's building were still somewhat stable (if not overly profitable) as explained above. However, in December of 1994, the County of Orange (in which the Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of small businesses dependent upon County purchases went out of business or moved away. This put further pressure on all commercial property owners to further lower rents to
attract or retain tenants.   The Partnership saw the negative cash flow
situation on the Santa Ana building worsen as a result of these problems. On July 31, 1995, at the Partnership's request, the holder of the first deed of trust on the Santa Ana property agreed to provide relief to the Partnership by deferring collection of debt payments due on the loan for September 1995 to January 1996. The General Partner used this opportunity to improve the liquidity of the Partnership, and to allow for the implementation of necessary capital improvements to the Property. However, the relief offered by the lender in the latter part of 1995 was not sufficient to improve the operating results
for the Partnership.   Largely as a result of the economic problems in Orange
County, the net loss from operations for the Partnership increased to $189,168-- a $74,025 (64%) increase in loss. Cash basis loss (net loss from operations less depreciation expense) increased from $47,779 to $122,772--a $74,993 (157%) increase. In addition, during the fourth quarter, despite the Partnership's best efforts to enhance the value of the property with tenant improvements and greater occupancy, it was determined that the surrounding economic conditions of the area dictated a thorough review of the carrying value of the property.
Using recent comparative building sales data for the general area in which the building is located, it was determined that a $1,912,727 impairment loss in the value of the building should be recorded on the Partnership's Statement of Loss for 1995. This loss is unrealized, and thus does not flow through to the partners for tax purposes, and may not flow through until the ParkCenter Office Building is sold or otherwise disposed of. This allowance, in itself, does not directly affect the liquidity of the Partnership, which as previously set forth, is extremely poor. This impairment in value means that the equity of the Partnership is now a deficit, and the sale of the Santa Ana property would probably result in less proceeds than what is currently outstanding on the first deed of trust attached to the building.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

   In February 1996, the Partnership failed to make the first payment due following the debt relief period granted by the holder of the first deed of trust. The Partnership again approached the holder of the first deed of trust to attempt to obtain additional debt relief. The holder of the note declined to provide additional relief, and demanded immediate payment of the installment due to prevent immediate foreclosure of the property. The Partnership met this demand and default provisions were not instituted. The Partnership projects that additional cash advances will be necessary from the General Partner, or one of its affiliates, in order to prevent an additional liquidity crisis in April 1996 when property taxes become due on the property. The General Partner has made no commitment at this time concerning the availability of future cash advances to the Partnership. The Partnership will continue to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

   During the year ended December 31, 1995, the Partnership did not make distributions to limited partners or pay General Partner management fees, in an attempt to rebuild cash reserves. Distributions are determined by management based on cash flow and the liquidity position of the Partnership.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

   Due to the large amount of vacancies, general economic problems in the area, and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during 1995. In addition, the General Partner has made loans to the Partnership and deferred collection of miscellaneous
amounts owed to it by the Partnership.   For this reason, there were no
distributions made to the limited partners during the year. It is the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitably on a cash basis; however, the possibility of partners receiving future cash distributions or a significant portion of their original investment back is considered remote. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, advance cash as needed for ongoing operating expenses, and the stabilization of the tenant base and rental rates at the Santa Ana property. The ability of the General Partner to make advances to the Partnership is dependent upon the liquidity of the Parent company of the General Partner. The General Partner is a wholly owned subsidiary of Associated Financial Group (the "Parent"), which consolidated, as of December 31, 1995, had $6.2 million in assets, $2.1 million in cash and cash equivalents, and $3.3 million in equity, and had net income of $.2 million for the year ended December 31, 1995. In addition, the General Partner must be willing to make advances, and as of December 31, 1995, the General Partner has no future commitments to do so.

    In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,550,000 at that time. A sale or refinance of the property will be necessary prior to that date.

The San Marcos property has no debt financing and their are currently no plans by the Partnership or Associated Planners Realty Income Fund to seek financing
on that jointly owned property.   In the short-term, the fact that this property
has a quality tenant and operates under a triple net lease, allows the Partnership to collect a nominal amount of cash from the operations of this Property. In the long-run, the Partnership expects to benefit from the sale of this property when it is sold. The General Partner anticipates that the San Marcos property will be sold prior to the year 2000.

   The condition of the properties is relatively good, therefore there are no unusually large capital improvements or repair costs that would severely deplete the cash reserves.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

   As previously discussed, the Partnership has a 10% interest in a building in San Marcos, California. Subsequent to year-end, the building was leased to a tenant at a rate 70% of the previous rental rate. Because the Partnership has such a small percentage interest in this property, the decrease in rent results in only a $750 per month decrease in cash flow. This particular decrease is not expected to have a material impact on operations.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

   During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in its leases with some of its properties' tenants that will help alleviate some of the negative impact of inflation. However, the lack of inflation is hurting the Partnership due to the stagnation of office rental rates.

  There are currently no plans for any material renovation, improvement or further development of the properties.

RESULTS OF OPERATIONS - 1995 VS. 1994

   Operations for the years ended December 31, 1995 and 1994 reflect full years of rental activities for the Partnership's properties. For the year ended December 31, 1995, the return on funds invested in property was (1.8%) vs. (.2%) in calendar 1994.

   As previously discussed, poor economic conditions resulted in a $27,729 (10.2%) decrease in rental revenue. As a result of the debt relief received, interest expense increased $19,312 (11.4%). However, the provisions of the debt relief did not require an increase in the use of cash as a result of this. Operating expenses increased $24,027 (25.4%) due to increased maintenance expenses incurred in order to improve the appearance of the Santa Ana Building.

   The cash basis loss for 1995 was $122,772 vs. $47,779 in 1994.  This $74,993
(157%) increase pushed the Partnership close to default on its ability to meet its current loan and property tax obligations. As previously discussed, continual support from the lender and/or the General Partner and its affiliates will be necessary to avoid foreclosure of the Partnership's primary real estate asset.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

    During the year ended December 31, 1995, $4,468 in cash was provided by operating activities. This resulted from an increase in accounts payable of $70,899 (primarily resulting from an increase in the deferral of payment of amounts due to the General Partner and affiliates) plus the $71,954 increase in accrued interest on notes payable (resulting from the relief the Partnership received in making payments on the debt from September 1995 through January
1996), offset by the net cash basis loss of $122,772 from operations (net loss plus depreciation expense and impairment loss), and the $16,409 net increase in receivables and other assets (primarily work in progress pertaining to certain capital improvements to the Santa Ana Building). There were no investing activities during the year by the Partnership; in recent years, some cash had been used for capital improvements to the properties. Financing activities resulted in a use of cash of $10,125 in connection with the Partnership's debt on the Santa Ana Building. Cash decreased a net $5,657 as a result of the net cash used by operating activities and financing activities. As a result, the net cash at the end of the year was zero.

   The number of limited partnership units outstanding remained at 2,061.

RESULTS OF OPERATIONS - 1994 VS. 1993

   Operations for the years ended December 31, 1994 and 1993 reflect full years of rental activities for the Partnership's properties. For the year ended December 31, 1994, the return on funds invested in property was (.2%) vs. (.1%) in calendar 1993. As has been the case for several years, the Partnership realized an overall cash basis net loss due to the administrative costs of operating the Partnership (cash basis is net income plus an addback of depreciation expense). Rental income fell $17,298 (6%) due to continuing rental rate and occupancy problems at the Santa Ana Building. Of the $17,298 decrease in rental revenue from 1993, we would estimate that $12,000 was due to increased vacancy at the Santa Ana property, with the balance due to lower overall rental rates in the area.

   Operating expense decreased $22,400 (19%) as a result of less maintenance and ongoing operating costs due to lower vacancy at the Santa Ana property and lower property taxes due to some relief granted by the County of Orange in 1994.

   The cash basis loss decreased from $54,276 in 1993 to $47,779 in 1994. Although this did represent a $6,497 (12.0%) decrease, the viability of the Partnership was dependent upon the General Partner and affiliates waiving collection of certain fees and reimbursements that it was entitled to. Coupled with prior year (1991-1993) losses, the cash loss for 1994 continued to put the Partnership in a mode of extremely low liquidity.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

   During the year ended December 31, 1994, $9,443 in cash was used in operating activities. This resulted from a net cash basis loss of $47,779 (net loss plus depreciation expense), plus the $11,486 decrease in security deposits and prepaid rents (primarily resulting decrease in occupancy from 85% in 1993 to 73% in 1994), offset by a increase in accounts payable of $46,235 (primarily resulting from an increase in the deferral of payment of amounts due to the General Partner and affiliates), and the $3,887 net increase in receivables and other assets (primarily work in progress pertaining to certain capital improvements to the Santa Ana Building). There were no investing activities during the year by the Partnership; in recent years, some cash had been used for capital improvements to the properties. Financing activities resulted in a use of cash of $14,464 in connection with the Partnership's debt on the Santa Ana Building. Cash decreased a net $23,907 as a result of the net cash used by operating activities and financing activities. As a result, the net cash at the end of the year was $5,657.

   The number of limited partnership units outstanding remained at 2,061.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE

Report of Independent Certified Public Accountants................      16

Balance Sheets -- December 31, 1995 and 1994 .....................      17

Statements of Loss for the years ended
     December 31, 1995, 1994, and 1993 ..........................       18

Statements of Partners' Equity (Deficit) for the years ended
     December 31, 1995, 1994, and 1993 ..........................       19

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 ...........................       20

Summary of Accounting Policies ..................................    21-22

Notes to Financial Statements ...................................    23-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Growth Fund
 (a California limited partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Growth Fund (a California limited partnership) as of December 31, 1995 and 1994 and the related statements of loss, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Growth Fund (a California limited partnership), at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the financial statements, the Partnership changed its method of accounting for the impairment of long-lived assets in 1995.
The accompanying financial statements and schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in the summary of accounting policies, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the summary of accounting policies. The financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP

Los Angeles, California
February 12, 1996


ASSOCIATED PLANNERS REALTY GROWTH FUND
BALANCE SHHETS


December 31,                                           1995               1994

ASSETS

Rental real estate, less accumulated
 depreciation (Note 2)                              $1,285,445      $3,255,051
Cash and cash equivalents                                    -           5,657
Accounts receivable                                          -           4,724
Other receivables                                       26,329             -
Other assets                                            16,289          31,002

Total assets                                        $1,328,063      $3,296,434

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES

 Bank overdraft                                     $      328      $      -
 Accounts payable:
  Trade                                                 35,336        16,725
  Related party (Note 4)                               240,095       187,807
 Note payable - related party (Note 4)                 150,000       150,000
 Security deposits and prepaid rent                     25,977        25,181
 Note payable (Note 5)                               1,676,385      1,614,884

Total liabilities                                    2,128,121      1,994,597
PARTNERS' EQUITY (DEFICIT)

 Limited partners:
  $1,000 stated value per unit - authorized
   10,000 units; issued and outstanding 2,061         (784,092)     1,296,785
 General partners                                      (15,966)        5,052

Total partners' equity (deficit)                      (800,058)     1,301,837

Total liabilities and partners' equity (deficit)    $1,328,063      $3,296,434

[FN]
See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
STATEMENTS OF LOSS


Years ended December 31,                     1995         1994        1993

REVENUES

 Rental (Notes 2 and 3)                $    243,067     $270,796     $288,094
 Interest                                       147          472         530

                                            243,214      271,268     288,624

COSTS AND EXPENSES
 Operating                                  118,523       94,496     116,896
 Interest                                   188,998      169,686     170,849
 General and administrative                  58,465       54,865      55,155
 Depreciation and amortization               66,396       67,364      69,081
 Impairment loss (Note 2)                 1,912,727            -           -

                                          2,345,109      386,411     411,981

NET LOSS                                $(2,101,895)   $(115,143)   $(123,357)

NET LOSS PER LIMITED PARTNERSHIP
 UNIT (Note 6)                           $(1,009.64)    $(55.31)     $(59.25)

[FN]
See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
STATEMENT OF PARTNERS EQUITY (DEFICIT)

                                             Limited Partners
                                                                      General
                                Total        Units       Amount       Partner

BALANCE, January 1, 1993       $1,540,337    2,061     $1,532,899     $7,438

 Net loss for the year         (123,357)         -      (122,122)     (1,235)

BALANCE, December 31, 1993     1,416,980     2,061     1,410,777       6,203

 Net loss for the year         (115,143)         -      (113,992)     (1,151)

BALANCE, December 31, 1994     1,301,837     2,061     1,296,785       5,052

 Net loss for the year         (2,101,895)       -     (2,080,877)    (21,018)

BALANCE, December 31, 1995     $(800,058)    2,061     $(784,092)     $(15,966)

[FN]

See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
STATEMENTS OF CASH FLOW


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                      1995         1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(2,101,895)     $(115,143)   $(123,357)
 Adjustments to reconcile net
  loss to net cash used in operating
  activities:
   Depreciation and amortization            66,396       67,364       69,081
   Accrued interest on note payable         71,954            -            -
   Impairment loss                       1,912,727            -            -
   Increase (decrease) from changes in:
    Accounts receivable                      4,724       (2,189)       2,996
    Other receivables and assets           (21,133)       6,076       (2,512)
    Accounts payable                        70,899       46,235       33,669
    Security deposits and prepaid rent         796      (11,786)         432

Net cash provided by (used in)
 operating activities                        4,468       (9,443)     (19,691)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Additions to rental real estate                -            -       (3,519)

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                328            -            -
 Decrease in note payable                  (10,453)     (14,464)     (13,125)
 Proceeds from note payable -
    related party                                -            -       50,000

Net cash provided by (used in)
 financing activities                      (10,125)     (14,464)      36,875

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       (5,657)     (23,907)      13,665

CASH AND CASH EQUIVALENTS,
     beginning of year                       5,657       29,564       15,899

Cash and cash equivalents, end of year $         -      $ 5,657      $29,564

[FN]
See accompanying summary of accounting policies and notes to financial statements.

ASSOCIATED PLANNERS REALTY GROWTH FUND
SUMMARY OF ACCOUNTING POLICIES

BUSINESS Associated Planners Realty Growth Fund (the "Partnership"), a California limited partnership, was formed on March 9, 1987 under the Revised Limited Partnership Act of the State of California. The Partnership met its minimum funding of $1,200,000 on August 29, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership intends to purchase such properties by borrowing up to an aggregate of fifty percent of the purchase price of such properties and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF             The financial statements do not give effect to any assets
PRESENTATION         that the partners may have  outside of their interest  in
                     the  partnership,  nor  to   any  personal  obligations,
                     including income taxes, of the partners.

                     The Partnership's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership has suffered recurring losses from operations and has a net capital deficiency of $800,058 at December 31, 1995. The deficiency is attributable to a $1,912,727 impairment loss recognized on the difference between the carrying amount of rental real estate and the fair value less cost to sell. The Partnership plans to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long-term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

ASSOCIATED PLANNERS REALTY GROWTH FUND
SUMMARY OF ACCOUNTING POLICIES


RENTAL REAL          Assets are  stated at  cost.   Depreciation  is  computed
ESTATE AND           using the  straight-line  method  over  estimated  useful
DEPRECIATION         lives  ranging  from  31.5  to  40  years  for  financial
                     reporting and income tax reporting purposes.

                     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

LOAN ORIGINATION     Loan origination fees are capitalized and  amortized over
FEES                 the life of the loan.

LEASE COMMISSIONS    Lease commissions which are  paid to real estate  brokers
                     for locating tenants are capitalized and amortized over the life of the lease.

RENTAL REVENUE       Rental revenue is recognized on a straight-line  basis to
                     the extent that rental revenue is deemed collectible.

STATEMENTS OF        For  purposes  of  the  statements  of  cash  flows,  the
CASH FLOWS           Partnership considers  cash in  the bank  and all  highly
                     liquid investments purchased with original maturities of three months or less to be cash and cash equivalents.

USE OF ESTIMATES     The preparation  of  financial statements  in  conformity
                     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                     Actual results could differ from those estimates.

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF         The Partnership began accepting subscriptions in  October
   PARTNERSHIP       1987 and closed the offering on  September 5, 1989.   The
                     Partnership began operations in September 1988.

                     Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc., and W. Thomas Maudlin, Jr.) are entitled to cash distributions from 10% to 15%. The General Partners are also entitled to net income (loss) allocations varying from 1% to 15% in accordance with the partnership agreement. Further, the General Partners will receive acquisition fees for locat-ing and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the partnership properties.



2.  RENTAL REAL      The Partnership owns the following two rental real estate
    ESTATE           properties,  one  wholly-owned  and  the  second,  a  10%
                     undivided interest:

                                                            Acquisition
                     Location
                     (Property Name)    Date Purchased          Cost


                     Santa Ana,
                     California         November 17, 1989   $3,228,102

                     San Marcos,
                     California         January 9, 1990        311,878

                     The major categories of rental real estate are:

                     December 31,                  1995        1994


                     Land                      $519,777     $1,349,900
                     Buildings and improvements 806,468      2,241,600

                                               1,326,245     3,591,500
                     Less accumulated
                      depreciation               40,800        336,449

                     Rental real estate, net   $1,285,445   $3,255,051

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS


2. RENTAL REAL       A significant portion of the Partnership's rental revenue
   ESTATE            was earned from tenants whose individual  rents represent
   (CONTINUED)       more than 10% of total rental revenue.  Specifically:

                        Two tenants accounted for 14% and 41% in 1995; Two tenants accounted for 11% and 43% in 1994; Two tenants accounted for 11% and 43% in 1993.

                     During 1995, the property tax assessment on the Santa Ana, California office building was significantly reduced. It is the intention of the General Partner to sell the Santa Ana property when it is reasonably feasible. The Partnership determined that the total expected future cash flows from operations and disposition of the property are less than the carrying value of the property. Therefore the property was deemed to be impaired. As a result, an impairment loss of $1,912,727 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value less cost to sell. Fair value was determined based on comparable sales. The Partnership intends to continue to annually assess the carrying values of its long-lived assets.

3. FUTURE            As of  December 31,  1995, future  minimum rental  income
   MINIMUM           under existing leases,  excluding month  to month  rental
   RENTAL INCOME     agreements, that  have remaining  noncancelable terms  in
                     excess of one year are as follows:

                                                             Amount


                       1996                                  $179,124
                       1997                                    48,930
                       1998                                    10,383

                                                             $238,437

                     Future minimum  rental  income  does  not  include  lease
                     renewals  or  new   leases  that  may   result  after   a
                     noncancelable lease expires.

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS


4. RELATED PARTY     (a)  In  accordance  with   the  partnership   agreement,
   TRANSACTIONS      compensation earned  by  or services  reimbursed  to  the
                     corporate General Partner consisted of the following:

                     Years ended December 31,       1995      1994     1993


                     Administrative services:
                       Data processing            $5,645     $5,680  $5,669
                       Postage                       710        640     662
                       Investor processing         2,258     2,272    2,268
                       Duplication                 1,129      1,136   1,134
                       Investor communications     1,693      1,704   1,701
                       Miscellaneous                 565        568     566


                                                 $12,000   $12,000   $12,000


                     (b) The Partnership owns a 10% undivided interest in the property located in San Marcos, California. The 90% interest is owned by Associated Planners Realty Income Fund, an affiliate.


                     (c) Property management fees incurred in accordance with the partnership agreement with West Coast Realty
                     Management, Inc.,  totaled $10,393,  $12,045 and  $12,422
                     for the years ended December 31, 1995, 1994 and 1993.


                     (d) The Partnership has a note payable of $150,000 at December 31, 1995 and December 31, 1994 which is payable on demand to the corporate General Partner and bears interest of 7.5%.

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS

                     (e)   Related party accounts payables are as follows:

                     December 31,                             1995     1994

                     Associated Planners Realty Income Fund  $  -    $ 2,173
                     West Coast Realty Advisors             108,408   73,158
                     West Coast Realty Management            81,056   70,663
                     Associated Financial Group, Inc.        50,631   41,813

                                                         $ 240,095  $187,807

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS


5. NOTE PAYABLE      The Partnership  has  a  9.75%  promissory  note  payable
                     secured by a Deed of Trust.  This note is due  January 1,
                     2000,  and  provides  significant  prepayment  penalties.
                     Payments are  made  in monthly  installments  of  $15,088
                     including  principal  and  interest.    The   outstanding
                     balance is $1,676,385 and $1,614,884 at December 31, 1995
                     and 1994.

                     The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

                     The aggregate annual future maturities at December 31, 1995 are as follows:

                                                             Amount

                       1996                                   $16,811
                       1997                                    20,129
                       1998                                    22,182
                       1999                                    24,443
                       2000                                 1,592,820


                       Total                                $1,676,385

6. NET LOSS          The Net Loss per Limited Partnership Unit was computed in
   AND CASH          accordance  with  the  partnership  agreement  using  the
   DISTRIBUTIONS     weighted   average   number   of   outstanding    Limited
   PER LIMITED       Partnership Units of 2,061 for 1995, 1994 and 1993.
   PARTNERSHIP
   UNIT              No distributions were made in 1995, 1994 or 1993.

7. FOURTH            In the fourth quarter of 1995 the Partnership recorded an
   QUARTER           adjustment to the carrying value of rental real estate to
   ADJUSTMENT        recognize an impairment loss  of $1,912,727 as  discussed
                     in Note 2.

ASSOCIATED PLANNERS REALTY GROWTH FUND
NOTES TO FINANCIAL STATEMENTS


8. SUPPLEMENTAL      Cash paid during the years ended December 31,  1995, 1994
   DISCLOSURES       and  1993  for  interest   was  $117,044,  $168,731   and
OF CASH FLOW         $159,565.
   INFORMATION
                     Noncash investing and financing activities:

                     Notes  payable  was  increased  by  $71,954   of  accrued
                     interest relating to a deferral of loan payments during 1995.

9. NEW               Statement of  Financial  Accounting  Standards  No.  121,
   ACCOUNTING        "Accounting for the Impairment  of Long-Lived Assets  and
   PRONOUNCE-        for Long-Lived Assets to Be  Disposed of" (SFAS No.  121)
   MENTS             issued by the Financial Accounting Standards Board (FASB)
                     is effective for  financial statements  for fiscal  years
                     beginning after  December 15,  1995.   The  new  standard
                     establishes  new  guidelines  regarding  when  impairment
                     losses on  long-lived  assets, which  include  plant  and
                     equipment, and  certain identifiable  intangible  assets,
                     should be recognized and how impairment losses  should be
                     measured.  The Partnership has elected the early adoption
                     of SFAS No. 121.   An impairment  loss of $1,912,727  was
                     recorded in  the statement  of loss  for  the year  ended
                     December 31, 1995.


SCHEDULE III - REAL ESTATE AND ACCUMUALTED DEPRECIATION

Information required by Rule 12-28 is as follows:

                                                                Gross Amount
                             Initial                         at which Carried                                      Life (Years)
                              Cost                          at Close of period                                       on which
                                                 Cost                                                               Depreciation
                                               Capitalized                                         Year             is Computed
                                     Improve-   Improve-           Improve-  Total  Accumulated Construction Date    Building &
Description   Emcumbrances   Land     ments      ments      Land    ments    Cost   Depreciation Completed   Acquired Improvements
Parkcenter
Office
Building, Santa
Ana, California 1,676,385 1,265,000 1,963,102 51,520  438,942  575,425  1,014,367        -       1978        11/89        31.5 / 40

Industrial
Building
San Marcos,
California           -       80,835   231,043     -    80,835  231,043    311,878       40,800    1986        1/90        31.5 / 40

TOTAL          1,676,385  1,345,835 2,194,145 51,520  519,777  806,468  1,326,245       40,800



A reconciliation of accumulated                         A reconciliation of
depreciation is as follows:                             cost is as follows:

Balance at December 31,                     $203,613    Balance at December 31,          $3,587,981
1992.............................                       1992....................
 ............                                            ..................
1993 Additions                                66,401    1993 Additions                        3,519
 .................................                       ........................
 ................................                        ........................
                                                        .................
Balance at December 31,                      270,014    Balance at December 31,           3,591,500
1993.............................                       1993....................
 ............                                            .....................
1994 Additions                                66,435    1994 Additions                            -
 .................................                       ........................
 ................................                        ........................
                                                        .................
Balance at December 31, 1994                 336,449    Balance at December 31,           3,591,500
 .................................                       1994
 .......                                                 ........................
                                                        ................
1995 Additions                                66,396    1995 Additions                        9,517
 .................................                       ........................
 ................................                        ........................
                                                        .................
Cost Adjustment                            (362,045)    Impairment Loss                 (1,912,727)
 .................................                       ........................
 .............................                           ........................
                                                        ..
Balance at December 31, 1995                 $40,800    Cost Adjustment                   (362,045)
 .................................                       ........................
 .......                                                 ........................
                                                        .
                                                        Balance at December 31,          $1,326,245
                                                        1995
                                                        ........................
                                                        ................


SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

Information required by Rule 12-29 as follows:


                           Final     Periodic                                   Delinquent
                Interest  Maturity    Payment    Prior    Face      Carrying    Principal/
Description       Rate      Date       Terms     Liens   Amount      Amount      Interest

                                      Balloon
                                      Payment
Office Building                        Due @
                                     Maturity;
Santa Ana,  CA   9.75%    1/1/2000     Equal     None   $1,675,000  $1,676,385     None
                                      Monthly
First Deed of                       Payments of
Trust                                Interest
                                        and
                                    Principal;
                                    Singnifcant
                                    Prepayment
                                     Penalties


A reconciliation of mortgage loans
payable for the year ended
December 31, 1993, 1994, 1995
follows:

Balance at December 31, 1992                $1,642,473
 ..................................
1993 Additions                                      -
1993 Paydowns                                 (13,125)
 ..................................
 ...............................
Balance at December 31, 1993                 1,629,348
 ..................................
 ......
1994 Additions                                      -
1994 Paydowns                                 (14,464)
 ..................................
 ...............................
Balance at December 31, 1994                 1,614,884
 ..................................
 ......
1995 Additions                                 71,954
1995 Paydowns                                 (10,453)
 ..................................
 ...............................
Balance at December 31, 1995                $1,676,385
 ..................................
 ......

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is managed by the General Partner and the Limited Partners have no right to participate in the management of the Partnership or its business.

     Resumes of the General Partners' principal officers and directors and a description of the General Partner are set forth in the following paragraphs.

WEST COAST REALTY ADVISORS, INC.

     West Coast Realty Advisors, Inc. ("WCRA") is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner of such programs. It is a subsidiary of Associated Financial Group, Inc.

     PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. He is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc.
From January 1977 to December 1980, he was employed by E.F.Hutton & Co. as a Registered Representative.

     W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). He is also co-General Partner (with WCRA) of the Partnership. Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. Form 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000-square foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building in San Bernardino, California, a 134-unit condominium development, a shopping center, and a restaurant in Ventura.
He is a graduate of the University of Southern California.

     WILLIAM T. HAAS (Born 1946 ) is a Director and Executive Vice President/Secretary of West Coast Realty Advisors, Inc., Associated Planners
Insurance Services, Associated Securities Corp., and Associated Planners Investment Advisory, Inc. He is also Executive Vice President/Secretary and Director of Associated Financial Group, Inc. Mr. Haas has been affiliated with various Associated companies since 1982. From December 1977 to December 1982, Mr. Haas was employed by the National Association of Securities Dealers, Inc. in various capacities, including that of Supervisor of Examiners. From 1968 to 1977, he was associated with Merrill Lynch as a branch office operations manager, and in the home office Operations Liaison department.

     MICHAEL G. CLARK (Born 1956) is Senior Vice President/Treasurer of West Coast Realty Advisors, Inc., Associated Financial Group, Inc., and Associated Securities Corp. Prior to joining AFG in 1986, he served as Controller for
Quest Resources, a Los Angeles-based syndicator and operator of alternative energy projects, from October 1984 to March 1986, and Assistant Controller for Valley Cable T.V., from March 1982 through September 1984. In addition, Mr. Clark served as an auditor for Arthur Young & Co. in Los Angeles, from July 1978 to March 1982. He is a graduate of the University of California, Santa Barbara
(BA) and California State University, Northridge (MS).

ITEM 11.  EXECUTIVE COMPENSATION

     During its last calendar year, the Registrant paid no direct or indirect compensation to directors, officers, or employees of the General Partner.

     The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The Registrant is a limited partnership and has no officers or directors. The Registrant has no outstanding securities possessing general voting rights. No person owns of record, or is known by the Registrant to own beneficially, five percent or more of its units of limited partnership interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in March 1987 as a California Limited Partnership. Its General Partners (collectively referred to herein as the "General Partner") are West Coast Realty Advisors, Inc., and W. Thomas Maudlin Jr., an individual. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in March 1987, which was subsequently paid back to him in September 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates will receive compensation from the Partnership for the following services rendered:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1995, no distributions were made to the General Partner. In addition, the General Partner is entitled to reimbursement for the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. During the year ended December 31, 1995, the Partnership incurred $12,000 for these services, payable to the General Partner.

     2. For property management services, the General Partner engaged West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner. During the year ended December 31, 1995, the Partnership incurred property management fees of $10,393 payable to WCRM.

     3. The General Partner received a 1% allocation of net loss. For the year ended December 31, 1995, this resulted in a $21,018 allocation of net loss.

     4. At December 31, 1995 the Partnership had a note payable to the General Partner of $150,000, bearing an interest rate of 7/ % and payable upon demand. On December 31, 1995, the Partnership was indebted to the General Partner for $258,408.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS
     The following financial statements of Associated Planners Realty Growth Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                                        PAGE

Report of Independent Certified Public Accountants...................    16

Balance Sheets -- December 31, 1995 and 1994 ........................    17

Statements of Loss for the years ended
     December 31, 1995, 1994, and 1993 ..............................    18

Statements of Partners' Equity (Deficit) for the years ended
     December 31, 1995, 1994, and 1993 ..............................    19

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 ...............................    20

Summary of Accounting Policies ...................................... 21-22

Notes to Financial Statements ....................................... 23-28

2.   FINANCIAL STATEMENT SCHEDULES

Schedule III  --Real Estate and Accumulated Depreciation .............   29

Schedule IV  --Mortgage Loans on Real Estate .........................   30

All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K

     NONE

(c)  EXHIBITS
     NONE

                                   SIGNATURES


     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                        A California Limited Partnership
                                  (Registrant)



                                       W. THOMAS MAUDLIN JR.
                                        (A General Partner)


                              By:  WEST COAST REALTY ADVISORS, INC.
                                        (A General Partner)


                                             WILLIAM T. HAAS
                            (Director and Executive Vice President/Secretary)


                                        MICHAEL G. CLARK
                                   (Vice President/Treasurer)


April 1, 1996