Form 10-Q
period 1996-03-31
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-05-15
CIK 814077

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1996


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

ITEM 1.   FINANCIAL STATEMENTS

In the opinion of the General Partners of Associated Planners Realty Growth Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1996 and 1995 have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                 MARCH 31,        DECEMBER 31,
                                                    1996              1995

                                     ASSETS
RENTAL REAL ESTATE, net of
  accumulated depreciation (Notes 2 & 3)       $1,268,008         $1,285,445
CASH AND CASH EQUIVALENTS                           8,041             -----
OTHER RECEIVABLES                                  19,868            26,329
OTHER ASSETS                                       14,014            16,289

                                               $1,309,931        $1,328,063


                        LIABILITIES AND PARTNERS' EQUITY

BANK OVERDRAFT                            $        -----       $        328
PAYABLE TO AFFILIATES                            211,060            240,095
OTHER ACCRUED LIABILITIES                         81,919             35,336
NOTE PAYABLE - RELATED PARTY (Note 4 (d))        150,000            150,000
SECURITY DEPOSITS AND PREPAID RENTS               23,687             25,977
NOTE PAYABLE (Note 3)                          1,689,309          1,676,385

      TOTAL LIABILITIES                        2,155,975          2,128,121

COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY:
   Limited Partners:
      $1,000 stated value per unit;
      authorized 10,000 units;
      issued - 2,061                            (829,618)          (784,092)
   General Partners:                             (16,426)           (15,966)

      TOTAL PARTNERS' EQUITY                    (846,044)          (800,058)

                                               $1,309,931        $1,328,063

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


                                            LIMITED  PARTNERS       GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1995      $(800,058)   2,061     $(784,092)  $(15,966)

   Net loss                       (45,986)      ---      (45,526)      (460)

BALANCE, MARCH 31, 1996         $(846,044)   2,061     $(829,618)  $(16,426)


                       THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)


                                             LIMITED  PARTNERS      GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1994     $1,301,837    2,061    $1,296,785     $5,052

   Net loss                       (38,712)     ---       (38,325)      (387)

BALANCE, MARCH 31, 1995        $1,263,125    2,061    $1,258,460     $4,665


[FN]

               See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                               MARCH 31, 1996  MARCH 31, 1995
REVENUES:
  Rental                                           $56,962         $55,877
  Interest                                               6              51

                                                    56,968          55,928

COSTS AND EXPENSES:
   Operating                                       33,642          18,327
   Property taxes                                   2,610           4,496
   Property management fees (Note 4 (b) )           2,633           2,299
   Interest                                        46,284          41,616
   General and administration                       9,865          11,303
   Depreciation and amortization                    7,920          16,599

                                                  102,954          94,640

NET LOSS                                         $(45,986)       $(38,712)

NET LOSS PER
 LIMITED PARTNERSHIP UNIT                         $(22.09)        $(18.60)

[FN]

                 See accompanying notes to financial statements

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                            THREE MONTHS      THREE MONTHS
                                                ENDED            ENDED
                                              MARCH 31,        MARCH 31,
                                                1996              1995
Cash flow from operating activities:
  Net Loss                                    $(45,986)        $(38,712)

Adjustments to reconcile net (loss) to
net cash provided by operating activities:
  Depreciation and amortization                  7,920           16,599
  Accruedinterest on note payable               29,479              ---
  Increase (decrease) from changes in:
  Other receivables and assets                  18,253           14,365
  Accounts payable                               2,132           11,090
  Security deposits and prepaid rent            (2,290)          (1,756)

Net cash provided by operating activities        9,508            1,586


Cash flows from financing activities:
  Repayments on note payable                    (1,467)          (3,841)

Net cash (used in) financing activities         (1,467)          (3,841)


Net increase (decrease) in cash &
cash equivalents                                 8,041          (2,255)

Cash and cash equivalents at beginning of period  ----           5,657

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $8,401          $3,402

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Growth Fund (the "Partnership"), a California limited partnership, was formed on March 9, 1987 under the Revised Limited Partnership Act of the State of California. The Partnership met its minimum funding of $1,200,00 on August 29, 1988 and terminated its offering on September 5, 1989. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership intends to purchase such properties by borrowing up to an aggregate of fifty percent of the purchase price of such properties and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF PRESENTATION
The financial statements do not give effect to any assets that the    partners
may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

The Partnership's financial statements for the quarter ended March 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership has suffered recurring loses from operations and has a net capital deficiency of $846,044 at March 31, 1996. The deficiency is attributable to a $1,912,727 impairment loss recognized in the fourth quarter of 1995 on the difference between the carrying amount of rental real estate and the fair value less cost to sell. The Partnership plans to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long-term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

RENTAL REAL ESTATE AND DEPRECIATION
Assets are stated  at the lower  of cost or  market.   Depreciation is  computed
using the straight-line method over estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required. Prior to the adoption of SFAS 121, the
Partnership would not record an impairment in the value of properties unless circumstances and surrounding facts dictated that the value of the property could not possibly be recovered upon future sale. Prior to 1995, there were no circumstances or facts that dictated the recording of an impairment in value.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

LOAN ORIGINATION FEES
Loan origination fees are capitalized and amortized over the life of the loan.

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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995


NOTE 1 - NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in October 1987 and closed the offering on September 5, 1989. The Partnership began operations in September 1988.

Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc., and W. Thomas Maudlin, Jr.) are entitled to cash distributions from 10% to 15%. The General Partners are also entitled to net income (loss) allocations varying from 1% to 15% in accordance with the partnership agreement. Further, the General Partners will receive acquisition fees for locating and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the partnership properties.

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties, one wholly-owned and the second, a 10% undivided interest.

Location (Property Name)           Date Purchased                   Cost

Santa Ana, California            November 17, 1989              $ 3,228,102
San Marcos, California            January 9, 1990                   311,878

The  major categories  of property are:

                                       March 31, 1996     December 31, 1995

Land                                         $519,777              $519,777
Building and Improvements                     796,951               806,468

                                            1,316,728             1,326,245
Less accumulated depreciation                  48,720                40,800

Net rental real estate                      1,268,008             1,285,445

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                 AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

      One tenant accounted for 50% in 1996;
      Two tenants accounted for 14% and 41% in 1995.

In December 1994, the County of Orange (where the Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of businesses dependent upon County purchases went out of business or moved away. This put further pressure on all commercial property owners to further lower rents to attract or retain tenants. The Partenrship saw the negative cash flow situation on the Santa Ana Building worsen as a result of these problems.

In December 1995, the property tax assessment on the Santa Ana, California office building was significantly reduced. At that time, the Partnership determined that the total expected future cash flows from operations and disposition of the property are less than the carrying value of the property. Therefore the property was deemed to be impaired. As a result, an impairment loss of $1,912,727 was recorded, measured as the amount by which the carrying amount of the asset exceeded its fair value, less costs to sell. Fair value was determined based on comparable sales. The Partnership intends to continue to annually assess the carrying values of its long-lived assets.

                       ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                          AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

NOTE 3 - NOTE PAYABLE

The Partnership has a 9.75% promissory note payable secured by a Deed of Trust. This note is due January 1, 2000, and provides significant prepayment penalties. Payments are made in monthly installments of $15,088 including principal and interest. The outstanding balance is $1,689,309 and $1,676,385 at March 31, 1996 and December 31, 1995. The balance of the note increased during the quarter due to the lender allowing the Partnership to defer making the January 1996 payment and adding the payment to the balance of the note.

The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at March 31, 1996 are as follows:

                                                                  Amount

1996                                                            $ 29,735
1997                                                              20,129
1998                                                              22,182
1999                                                              24,443
2000                                                           1,592,820


Total                                                         $1,689,309


NOTE 4 - RELATED PARTY TRANSACTIONS

     (a) For administrative services rendered by the corporate General Partner, in accordance with the partnership agreement, the Partnership incurred $3,000 for the quarters ended March 31, 1996 and March 31, 1995 for these services.

     (b) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $2,633 for the quarter ended March 31, 1996, and $2,299 for the quarter ended March 31, 1995.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                               AND YEAR ENDED DECEMBER 31, 1995
                                    (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     (c) During the year ended December 31, 1990, the Partnership, in a joint venture with Associated Planners Realty Income Fund (an affiliate), purchased a one-story office building located in San Marcos, California (Note 2). The acquisition was paid for entirely in cash totaling $3,119,000 of which $311,900 was provided by the Partnership and $2,807,100 by Associated Planners Realty Income Fund. The Partnership owns a 10% interest in this joint venture.

     (d) The Partnership has a note payable to a General Partner of $150,000 at December 31, 1995 and March 31, 1996. The note outstanding bears interest of 7.5% and is payable in equal installments of principal and interest amortized over a 10 year period, with all remaining unpaid interest and principal due on May 1, 1997. Accrued interest payable on the note was $99,375 and $88,125 as of March 31, 1996 and 1995.

NOTE 5 - NET LOSS AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Loss per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding Limited Partnership Units of 2,061 for 1996 and 1995.
No distributions were made in 1996 or 1995.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statements of  Financial  Accounting  Standards No.  121,  "Accounting  for  the
Impairment of Long-Lived  Assets and for  Long-Lived Assets to  Be Disposed  of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership has elected the early adoption of SFAS No.
121. An impairment loss of $1,912,727 was recorded in the statement of loss for the year ended December 31, 1995.

Prior to adoption of SFAS 121, there were no facts or circumstances that dictated the recordation of an impairment in value of the Santa Ana Property. The effect of regional factors that affected the value of the Santa Ana property did not become known to management until the finalization of the property tax reassessment process in December 1995.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                           AND YEAR ENDED DECEMBER 31, 1995
                                (CONTINUED)

NOTE 7 - SUBSEQUENT EVENT - PARKCENTER OFFICE BUILDING FORECLOSURE

On March 4, 1996 the Partnership requested that the lender re-structure the loan on the ParkCenter Office Building. On April 4, 1996, the Partnership received a reply from the lender denying the request to modify the loan and also notified the Partnership that an event of default had occurred under the deed of trust securing the loan due to the Partnership's nonpayment of the March 1, 1996 loan payment. The Partnership also did not make the loan payments due April 1, and May 1, 1996.

It is anticipated that the lender will initiate foreclosure proceedings against the property. Unless the lender is willing to modify the loan (and there is no indication that the lender will do so), there is a substantial likelihood that the Partnership's investment in the ParkCenter Office Building will be lost.

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

     (3    Provide gains through potential appreciation; and

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

LIQUIDITY AND CAPITAL RESOURCES

Due to the recurring losses from operations and a net capital deficiency of $800,058 at December 31, 1995, the Partnership's independent certified public accountants have included an explanatory paragraph in their report at December 31, 1995 stating that these factors raise substantial doubt as to Partnership ability to continue as a going concern.

From 1992 to 1994, the overall operations of the Partnership gradually improved; however, the Partnership continued to generate net losses and negative cash flows. (These negative cash flows first started appearing in calendar 1991). For example, the net loss for 1993 of $123,357 was $17,737 (13%) less than the $141,094 net loss for 1992, while the negative cash flow (net loss excluding depreciation and amortization) dropped from $70,738 to $54,276, a $16,462 (23%) decrease. Progress continued in 1994, with the net loss of $115,143 that year being $8,214 (7%) less than that for 1993, and the negative cash flow dropping to $47,779, a $6,497 (12%) decrease from 1993's level. Despite these improvements, the fact remained that the Partnership's operations were still insufficient to support the Company without cooperation from the General Partner in deferring collection of various management fees, interest expense, and overhead cost allocations. As of March 31, 1996, the amount payable to the General Partner and its affiliates for deferred fees, overhead expense allocations, cash advances, and interest on those advances, was $211,060.

The Partnership hopes to sell the Santa Ana property when conditions, at a minimum, would result in the full payment of the outstanding debt on the property. At this time, those conditions are not being met. In the absence of an impairment in the value of the property, foreclosure by the lender is inevitable.

1995 was a turning point in terms of the viability of the Partnership. Although the general economy in which the Santa Ana building is located was generally poor from 1990 to 1994, the operations of the Partnership's building were still somewhat stable (if not overly profitable) as explained above. However, in December of 1994, the County of Orange (in which the Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of small businesses dependent upon County purchases went out of business or moved away. This put further pressure on all commercial property owners to further lower rents to attract or retain tenants. The Partnership saw the negative cash flow situation on

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

the Santa Ana building worsen as a result of these problems. On July 31, 1995, at the Partnership's request, the holder of the first deed of trust on the Santa Ana property agreed to provide relief to the Partnership by deferring collection of debt payments due on the loan for September 1995 to January 1996. The General Partner used this opportunity to improve the liquidity of the Partnership, and to allow for the implementation of necessary capital improvements to the Property. However, the relief offered by the lender in the latter part of 1995 and the first month of 1996 was not sufficient to improve the operating results for the Partnership. Largely as a result of the economic problems in Orange County, the net loss from operations for the Partnership increased to $189,168 a $74,025 (64%) increase in loss. Cash basis loss (net loss from operations less depreciation expense) increased from $47,779 to $122,772 - a $74,993 (157%) increase. In addition, during the fourth quarter, despite the Partnership's best efforts to enhance the value of the property with tenant improvements and greater occupancy, it was determined that the surrounding economic conditions of the area dictated a thorough review of the carrying value of the property. Using recent comparative building sales data for the general area in which the building is located, it was determined that a $1,912,727 impairment loss in the value of the building should be recorded on the Partnership's Statement of Loss for 1995. This loss is unrealized, and thus does not flow through to the partners for tax purposes, and may not flow through until the Park Center Office Building is sold or otherwise disposed of. This allowance, in itself, does not directly affect the liquidity of the Partnership, which as previously set forth, is extremely poor. This impairment in value means that the equity of the Partnership is now a deficit, and the sale of the Santa Ana property would probably result in less proceeds than what is currently outstanding on the first deed of trust attached to the building.

In February  1996,  the  Partnership failed  to  make  the first  payment    due
following the debt relief period granted by the holder of the first deed of trust. The Partnership again approached the holder of the first deed of trust to attempt to obtain additional debt relief. The holder of the note declined to provide additional relief, and demanded immediate payment of the installment due to prevent immediate foreclosure of the property. The Partnership met this demand and default provisions were not instituted. The General Partner has made no commitment at this time concerning the availability of further cash advances to the Partnership. The Partnership will continue to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

Management intends upon increasing occupancy at the Santa Ana property by offering concessions to potential long term tennants (such as free rent, no security deposit requirement, generous leasehold improvement allowances) and by offering to pay local brokers a higher commission for bringing in qualified, long-term tennants. Although these plans by the Company are intended to enable it to operate in such a manner to overcome its financial difficulties, there is still no assurance that these plans will be successful in achieving that goal. Thus, there is no assurance that the Company will be able to operate as a going concern within the next twelve months, or even beyond that period.
On March 4, 1996 the Partnership requested that the lender re-structure the loan on the ParkCenter Office Building. On April 4, 1996, the Partnership received a reply from the lender denying the request to modify the loan and also notified the Partnership that an event of default had occurred under the deed of trust securing the loan due to the Partnership's nonpayment of the March 1, 1996 loan payment. The Partnership also did not make the loan payments due April 1, and May 1, 1996.

It is anticipated that the lender will initiate foreclosure proceedings against the property. Unless the lender is willing to modify the loan (and there is no indication that the lender will do so), there is a substantial likelihood that the Partnership's investment in the ParkCenter Office Building will be lost.

Due to the large amount of vacancies, general economic problems in the area, and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during the quarter ended March 31, 1996. In addition, the General Partner has made loans to the Partnership and deferred collection of miscellaneous amounts owed to it by the Partnership. For this reason, there were no distributions made to the limited partners during the quarter ended
March 31, 1996. It is the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitability on a cash basis; however, the possibility of partners receiving future cash distributions or a significant portion of their original investment back is considered remote. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, advance cash as needed for ongoing operating expenses, and the stabilization of the tenant base and rental rates at the Santa Ana property. The ability of the General Partner to make advances to the Partnership is also dependent upon the liquidity of the Parent company of the General Partner. The General Partner is a wholly owned subsidiary of Associated Financial Group (the "Parent"), which consolidated, as of December 31, 1995, had $6.2 million in assets, $2.1 million in cash and cash equivalents, and $3.3 million in equity, and had net income of $.2 million for the year ended December 31, 1995. In addition, the General Partner must be willing to make advances, and as of March 31, 1996, the General Partner has no future commitments to do so.

                        ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,592,820 at that time. A sale or refinance of the property will be necessary prior to that date.

The Partnership has a 10% interest in a building in San Marcos, California. In February 1995, the building was leased to a tenant at a rate 70% of the previous rental rate. Because the Partnership has such a small percentage interest in this property, the decrease in rent resulted in only a $750 per month decrease in cash flow. This particular decrease is not expected to have a material impact on operations.
The San Marcos property has no debt financing and there are currently no plans by the Partnership or Associated Planners Realty Income Fund to seek financing on that jointly owned property. In the short-term, the fact that this property has a quality tenant and operates under a triple net lease, allows the Partnership to collect a nominal amount of cash from the operations of this property. In the long-run, the Partnership expects to benefit from the sale of this property when it is sold. The General Partner anticipates that the San Marcos property will be sold prior to the year 2000.

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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)


RESULTS OF OPERATIONS-QUARTER ENDED MARCH 31, 1996

Operations for the quarter ended March 31, 1996 and 1995 reflect full quarters of rental activities for the Partnership's properties. For the quarter ended March 31, 1996, the return on funds invested in property was -1.8% vs. -.2% in the quarter ended March 31, 1995.

Rental revenue increased $1,085 (2%) from March 31, 1996 vs. March 31, 1995, as a result of timing differences in the recognition of revenue. Interest expense increased $4,668 (11%) due to a increase in the monthly mortgage payments on the note payable that is attributable to the prior six months deferral of the mortgage. However, the provisions of the debt relief did not require an increase in the use of cash as a result of this. Operating expenses increased $15,315 (83.6%) due to increased maintenance expenses incurred in order to improve the appearance of the Santa Ana Building.

The cash basis loss for the quarter ended March 31, 1996 was $38,066 vs. $22,113 for the quarter ended March 31, 1995. This loss continued to push the
Partnership close to default on its ability to meet its current loan and property tax obligations. As previously discussed, continual support from the lender and/or the General Partner and its affiliates will be necessary to avoid foreclosure of the Partnership's primary real estate asset.
During the quarter ended March 31, 1996, $9,508 in cash was provided by operating activities. This resulted from an increase in accounts payable of $2,132 (primarily resulting from an increase in the deferral of payment of amounts due to the General Partner and affiliates) plus $18,253 decrease in receivables and other assets (primarily due to the write-off of prepaid insurance and amortization of repairs and maintenance costs incurred in 1995) plus $29,479 increase in accrued interest on notes payable (resulting from the relief of the Partnership received in making payments on the debt), offset by the net cash basis loss of $38,066 from operations (net loss plus depreciation expense) and the $2,290 decrease in security deposits and prepaid rent, (due to a security deposit refund to a vacated tenant during the quarter). There were no investing activities during the quarter by the Partnership; in recent years, some cash had been used for capital improvements to the properties. Financing activities resulted in a use of cash of $1,467 in connection with the
Partnership's debt payment on the Santa Ana Building. Cash increased a net $8,041 as a result of the net cash provided by operating activities. As a result, the net cash at the end of the quarter was $8,041.

The number of limited partnership units outstanding remained at 2,061.

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



                         ASSOCIATED PLANNERS REALTY GROWTH FUND
                             A California Limited Partnership
                                    (Registrant)




May 15, 1996                       By:  WEST COAST REALTY ADVISORS, INC.
                                         A California Corporation,
                                              A General Partner




                                                William T. Haas
                             Director and Executive Vice President/Secretary



May 15, 1996                                    Michael G. Clark
                                          Vice President/Treasurer