Form 10-K/A
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-05-20
CIK 814077

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


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

Item 7 (Management Discussion and Analysis) and Item 8 (Financial Statements and Supplementary Data)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


        Associated Planners Realty Growth Fund
                      (Registrant)

May 20, 1996

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

   The property tax installment that was due April 15, 1995 was paid on June 29, 1995. The amount paid was $9,896.71, which included a penalty of $908.97. The property tax installment due November 10, 1995 ($8,987.74) was made on a timely basis.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONT.)

     As of December 31, 1995, the amount payable to the General Partner and its affiliates for deferred fees, overhead expense allocations, cash advances, and interest on those advances, was $240,095.

     The Partnership intends to sell the Santa Ana property when conditions, at a minimum, would result in the full payment of the outstanding debt on the property. At this time, those conditions are not being met.

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

   Management intends upon increasing occupancy at the Santa Ana property by offering concessions to potential long term tenants (such as free rent, no security deposit requirement, generous leasehold improvement allowances) and by offering to pay local brokers a higher commission for bringing in qualified, long-term tenants. Although these plans by the Company are intended to enable it to operate in such a manner to overcome its financial difficulties, there is still no assurance that these plans will be successful in achieving that goal. Thus, there is no assurance that the Company will be able to operate as a going concern within the next twelve months, or even beyond that period.

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

   The San Marcos property has no debt financing and their are currently no plans by the

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONT.)

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

   As previously discussed, poor economic conditions resulted in a $27,729 (10.2%) decrease in rental revenue. Of this decrease, approximately 25% ($7,000) was due to decreases in rental rates at the San Marcos and Santa Ana properties, with the remaining 75% ($20,729) due to increased vacancy at the properties. As a result of the

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


debt relief received, interest expense increased $19,312 (11.4%). However, the provisions of the debt relief did not require an increase in the use of cash as a result of this. Operating expenses increased $24,027 (25.4%) due to increased maintenance expenses incurred in order to improve the appearance of the Santa Ana Building.

   The cash basis loss for 1995 was $122,772 vs. $47,779 in 1994.  This $74,993
(157%) increase pushed the Partnership close to default on its ability to meet its current loan and property tax obligations. As previously discussed, continual support from the lender and/or the General Partner and its affiliates will be necessary to avoid foreclosure of the Partnership's primary real estate asset.

   The actual net loss for the year ended December 31, 1995 totaled $2,101,895-- a large increase over the $115,143 net loss recognized in 1994. Much of this loss was due to the impairment loss ($1,912,727) recognized in connection with the Santa Ana property. This loss is currently non-cash in nature, and cash provided by operating activities ($4,468) was actually $14,111 higher than the $9,443 in cash used by operating activities in 1994. However, much of the cash provided by operations in 1995 was the result of an increase in amounts deferred by the General Partner, which is not indicative of improved operating results.

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

   The number of limited partnership units outstanding remained at 2,061.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Certified Public Accountants           1


     Financial Statements

                Balance Sheets                               2

                Statements of Loss                           3

                Statements of Partners' Equity (Deficit)     4

                Statements of Cash Flows                     5

                Summary of Accounting Policies               6-7

                Notes to Financial Statements                8-12

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

                                      BDO SEIDMAN, LLP
Los Angeles, California
February 12, 1996


ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)


BALANCE SHEETS


December 31,                                           1995           1994


Assets
Rental real estate, less accumulated
 depreciation (Note 2)                             $1,285,445       $3,255,051
Cash and cash equivalents                                 ---            5,657
Accounts receivable                                       ---            4,724
Other receivables                                      26,329              ---
Other assets                                           16,289           31,002

Total assets                                       $1,328,063       $3,296,434


Liabilities and Partners' Equity (Deficit)

Liabilities
 Bank overdraft                                     $    328       $      ---
 Accounts payable:
  Trade                                               35,336           16,725
  Related party (Note 4)                             240,095          187,807
 Note payable - related party (Note 4)               150,000          150,000
 Security deposits and prepaid rent                   25,977           25,181
 Note payable (Note 5)                             1,676,385        1,614,884

Total liabilities                                  2,128,121        1,994,597

Partners' equity (deficit)
 Limited partners:
  $1,000 stated value per unit - authorized
   10,000 units; issued and outstanding 2,061      (784,092)        1,296,785
 General partners                                   (15,966)            5,052

Total partners' equity (deficit)                   (800,058)        1,301,837

Total liabilities and partners' equity (deficit) $1,328,063        $3,296,434

[FN]
See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)

Statements of Loss


Years ended December 31,                  1995          1994         1993

Revenues
 Rental (Notes 2 and 3)                $243,067       $270,796      $288,094
 Interest                                   147            472           530

                                        243,214        271,268       288,624

Costs and expenses
 Operating                              118,523         94,496       116,896
 Interest                               188,998        169,686       170,849
 General and administrative              58,465         54,865        55,155
 Depreciation and amortization           66,396         67,364        69,081
 Impairment loss (Note 2)             1,912,727            ---         ---

                                      2,345,109        386,411       411,981

Net loss                            $(2,101,895)     $(115,143)    $(123,357)

Net loss per limited partnership
 unit (Note 6)                       $(1,009.64)       $(55.31)      $(59.25)

[FN]

See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)


Statements of Partners' Equity (Deficit)
Years Ended December 31, 1995, 1994 and 1993

                                                  Limited Partners       General
                                  Total         Units          Amount    Partner

Balance, January 1, 1993      $1,540,337       2,061       $1,532,899    $7,438

 Net loss for the year          (123,357)        ---         (122,122)   (1,235)

Balance, December 31, 1993     1,416,980       2,061        1,410,777     6,203

 Net loss for the year          (115,143)        ---         (113,992)   (1,151)

Balance, December 31, 1994     1,301,837       2,061        1,296,785     5,052

 Net loss for the year        (2,101,895)        ---       (2,080,877)  (21,018)

Balance, December 31, 1995     $(800,058)      2,061        $(784,092) $(15,966)

[FN]
See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)

Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                   1995          1994            1993

Cash flows from operating activities
 Net loss                            $(2,101,895)     $(115,143)      $(123,357)
 Adjustments to reconcile net
  loss to net cash used in operating
  activities:
   Depreciation and amortization          66,396         67,364          69,081
   Accrued interest on note payable       71,954            ---             ---
   Impairment loss                     1,912,727            ---             ---
   Increase (decrease) from changes in:
    Accounts receivable                    4,724         (2,189)          2,996
    Other receivables and assets         (21,133)         6,076          (2,512)
    Accounts payable                      70,899         46,235          33,669
    Security deposits and prepaid rent       796        (11,786)            432

Net cash provided by (used in)
   operating activities                    4,468         (9,443)        (19,691)

Cash flows used in investing activities
  Additions to rental real estate            ---            ---         (3,519)

Cash flows from financing activities
 Bank overdraft                              328            ---            ---
 Decrease in note payable                (10,453)       (14,464)       (13,125)
 Proceeds from note payable-related party    ---            ---         50,000

Net cash provided by (used in)
 financing activities                    (10,125)       (14,464)        36,875

Net increase (decrease) in cash
 and cash equivalents                     (5,657)       (23,907)        13,665

Cash and cash equivalents,beginning of year5,657         29,564         15,899

Cash and cash equivalents, end of year    $  ---        $ 5,657       $ 29,564

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

The Partnership's financial statements for the year ended December 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficiency of $800,055 at December 31, 1995. The Partnership plans to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long-term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)

Summary of Accounting Policies


Rental Real Estate and Depreciation

Assets are stated at the lower of cost or market. Depreciation is computed using the straight-line method over estimated useful lives ranging from 31.5 to 40 years for financial reporting and income tax reporting purposes.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required. Prior to the adoption of SFAS 121, the Partnership would record an impairment in the value of assets when circumstances and surrounding facts dictated that the market value of the property had permanently declined below cost and book value could not possibly be recovered upon future sale. Prior to 1995, there were no circumstances or facts that dictated the recording of an impairment in value.


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


1. Nature of Partnership

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


2. Rental Real Estate

The Partnership owns the following two rental real estate properties, one wholly-owned and the second, a 10% undivided interest:

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


2. Rental Real Estate (Continued)

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


3. Future Minimum Rental Income

As of December 31, 1995, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows:

                    Amount
     1996         $179,124
     1997           48,930
     1998           10,383

                  $238,437


Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)

Notes to Financial Statements


4. Related Party Transactions

(a) In accordance with the partnership agreement, compensation earned by or services reimbursed to the corporate General Partner consisted of the following:

Years ended December 31,                1995         1994         1993

Administrative services:
     Data processing                 $ 5,645       $ 5,680     $ 5,669
     Postage                             710           640         662
     Investor processing               2,258         2,272       2,268
     Duplication                       1,129         1,136       1,134
     Investor communications           1,693         1,704       1,701
     Miscellaneous                       565           568         566

                                     $12,000       $12,000     $12,000

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

(e)     Related party accounts payables are as follows:

December 31,                                1995               1994

Associated Planners Realty Income Fund   $    ---               $2,173
West Coast Realty Advisors                108,408               73,158
West Coast Realty Management               81,056               70,663
Associated Financial Group, Inc.           50,631               41,813

                                         $240,095             $187,807

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


6. Net Loss and Cash Distributions Per Limited Partnership Unit

The Net Loss per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding Limited Partnership Units of 2,061 for 1995, 1994 and 1993.

No distributions were made in 1995, 1994 or 1993.


7. Fourth Quarter Adjustment

In the fourth quarter of 1995 the Partnership recorded an adjustment to the carrying value of rental real estate to recognize an impairment loss of $1,912,727 as discussed in Note 2.

ASSOCIATED PLANNERS REALTY GROWTH FUND
(a California limited partnership)

Notes to Financial Statements

8. Supplemental Disclosures of Cash Flow Information

Cash paid during the years ended December 31, 1995, 1994 and 1993 for interest was $117,044, $168,731 and $159,565.

Noncash investing and financing activities:

Notes payable was increased by $71,954 of accrued interest relating to a deferral of loan payments during 1995.


9. New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board
(FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership has elected the early adoption of SFAS No. 121. An impairment loss of $1,912,727 was recorded in the statement of loss for the year ended December 31, 1995.
Prior to the adoption of SFAS 121, the partnership was not aware of any facts or circumstances that dictated the recordation of an impairment in value of the Santa Ana Property. The effect of regional factors that affected the value of the Santa Ana Property did not become known to management until the finalization of the property tax reassessment process December 1995.

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



May 20, 1996