Form 10-K/A
period 1995-12-31
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-07-30
CIK 814077

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

Date: July 30, 1996


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

     1995 was a turning point in terms of the viability of the Partnership. Although the general economy in which the Santa Ana building is located was generally poor from 1990 to 1994, the operations of the Partnership's building were still somewhat stable (if not overly profitable) as explained above. However, in December of 1994, the County of Orange (in which the Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of small businesses dependent upon County purchases went out of business or moved away.  This put further pressure on all commercial property owners to
further lower rents to attract or retain tenants.   The Partnership saw the
negative cash flow situation on the Santa Ana building worsen as a result of these problems. On July 31, 1995, at the Partnership's request, the holder of the first deed of trust on the Santa Ana property agreed to provide relief to the Partnership by deferring collection of debt payments due on the loan from September 1995 to January 1996. The General Partner used this opportunity to improve the liquidity of the Partnership, and to allow for the implementation of necessary capital improvements to the Property.
However, the relief offered by the lender in the latter part of 1995 was not
sufficient to improve the operating results for the Partnership.   Largely
as a result of the economic problems in Orange County, the net loss from operations for the Partnership increased to $189,168--a $74,025 (64%) increase in loss. Cash basis loss (net loss from operations less depreciation expense) increased from $47,779 to $122,772--a $74,993 (157%) increase. In addition, during the fourth quarter, despite the Partnership's best efforts to enhance the value of the property with tenant improvements and greater occupancy, it was determined that the surrounding economic conditions of the area dictated a thorough review of the carrying value of the property. Using recent comparative building sales data for the general area in which the building is located, it was determined that a $1,912,727 impairment loss in the value of the building should be recorded on the Partnership's Statement of Loss for 1995. This loss is unrealized, and thus does not flow through to the partners for tax purposes, and may not flow through until the ParkCenter Office Building is sold or otherwise disposed of. This allowance, in itself, does not directly

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

affect the liquidity of the Partnership, which as previously set forth, is extremely poor. This impairment in value means that the equity of the Partnership is now a deficit, and the sale of the Santa Ana property would probably result in less proceeds than what is currently outstanding on the first deed of trust attached to the building.

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

   Management intends upon increasing occupancy at the Santa Ana property by offering concessions to potential long term tennants (such as free rent, no security deposit requirement, generous leasehold improvement allowances) and by offering to pay local brokers a higher commission for bringing in qualified, long-term tennants. This plan is intended to enable the Partnership to operate during the twelve month period following
December 31, 1995, and to operate beyond that 1996 twelve month period as well. However, there is no assurance that this plan will be successful.

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

   The actual net loss for the year ended December 31, 1995 totaled $2,101,895--a large increase over the $115,143 net loss recognized in 1994. Much of this loss was due to the impairment loss ($1,912,727) recognized in connection with the Santa Ana property. This loss is currently non-cash in nature, and cash provided by operating activities ($4,468) was actually $14,111 higher than the $9,443 in cash used by operating activities in 1994. However, much of the cash provided by operations in 1995 was the result of an increase in amounts deferred by the General Partner, which is not indicative of improved operating results.

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


     Financial Statements:


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

    Report of Independent Certified Public Accountants

    Associated Planners Realty Growth Fund
    (a California limited partnership)
    Los Angeles, California

    We have audited the accompanying balance sheets of Associated Planners Realty Growth Fund (a California limited partnership) as of December 31, 1995 and 1994 and the related statements of loss, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index at item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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



BDO SEIDMAN, LLP
Los Angeles, California
February 12, 1996


ASSOCIATED PLANNERS REALTY GROWTH FUND
(A California limited partnership)

BALANCE SHEETS


December 31,                                       1995            1994

Assets

Rental real estate, less accumulated
 depreciation (Note 2)                        $1,285,445       $3,255,051

Cash and cash equivalents                            ---            5,657

Accounts receivable                                  ---            4,724

Other receivables                                 26,329              ---

Other assets                                      16,289           31,002


Total assets                                  $1,328,063       $3,296,434


Liabilities and Partners' Equity (Deficit)

Liabilities
 Bank overdraft                                $    328     $        ---
 Accounts payable:
  Trade                                          35,336           16,725
  Related party (Note 4)                        240,095          187,807

 Note payable - related party (Note 4)          150,000          150,000

 Security deposits and prepaid rent              25,977           25,181

 Note payable (Note 5)                        1,676,385        1,614,884

Total liabilities                             2,128,121        1,994,597

Partners' equity (deficit)
 Limited partners:
  $1,000 stated value per unit - authorized
  10,000 units; issued and outstanding 2,061  (784,092)       1,296,785
 General partners                              (15,966)           5,052

Total partners' equity (deficit)              (800,058)       1,301,837


Total liabilities and partners'
         equity (deficit)                 $  1,328,063       $3,296,434

[FN]

See accompanying summary of accounting policies and notes to financial statements.


ASSOCIATED PLANNERS REALTY GROWTH FUND
(A California limited partnership)

STATEMENTS OF LOSS


Years ended December 31,                 1995          1994            1993

Revenues
 Rental (Notes 2 and 3)            $  243,067      $   270,796     $  288,094
 Interest                                 147              472            530

                                      243,214          271,268        288,624
Costs and expenses
 Operating                            118,523           94,496        116,896
 Interest                             188,998          169,686        170,849
 General and administrative            58,465           54,865         55,155
 Depreciation and amortization         66,396           67,364         69,081
 Impairment loss (Note 2)           1,912,727              ---            ---

                                    2,345,109          386,411        411,981

Net loss                       $   (2,101,895)      $ (115,143)     $(123,357)


Net loss per limited partnership
 unit (Note 6)                     $(1,009.64)         $(55.31)     $ (59.25)

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


ASSOCIATED PLANNERS REALTY GROWTH FUND
(A California limited partnership)

STATEMENTS OF CASH FLOWS


Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                      1995        1994          1993

Cash flows from operating activities
 Net loss                              $(2,101,895)    $(115,143)   $(123,357)
 Adjustments to reconcile net
 loss to net cash used in operating
 activities:
   Depreciation and amortization            66,396        67,364       69,081
   Accrued interest on note payable         71,954           ---          ---
   Impairment loss                       1,912,727           ---          ---
   Increase (decrease) from changes in:
    Accounts receivable                      4,724        (2,189)       2,996
    Other receivables and assets           (21,133)        6,076       (2,512)
    Accounts payable                        70,899        46,235       33,669
    Security deposits and prepaid rent         796       (11,786)         432

Net cash provided by (used in)
          operating activities               4,468        (9,443)     (19,691)


Cash flows used in investing activities
  Additions to rental real estate              ---           ---       (3,519)


Cash flows from financing activities
 Bank overdraft                                328           ---          ---
 Decrease in note payable                  (10,453)      (14,464)     (13,125)
 Proceeds from note payable -  related party   ---           ---       50,000

Net cash provided by (used in)
       financing activities                (10,125)      (14,464)      36,875


Net increase (decrease) in cash
     and cash equivalents                   (5,657)      (23,907)      13,665

Cash and cash equivalents, beginning of year 5,657        29,564       15,899

Cash and cash equivalents, end of year      $  ---       $ 5,657     $ 29,564

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

ASSOCIATED PLANNERS REALTY GROWTH FUND
(A California limited partnership)

SUMMARY OF ACCOUNTING POLICIES


New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board
(FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. At the beginning of the fourth quarter of 1995, The Partnership elected the early adoption of SFAS No. 121. Prior to the adoption of SFAS 121, real estate was carried at the lower of cost or net realizable value. The adoption of SFAS No. 121 did not have a material effect on its financial position or result of operations.


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


Date:  July 30, 1996