Form 10-Q
period 1996-06-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-08-14
CIK 814077

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   JUNE 30, 1996


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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty
Growth Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1996 and 1995 have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                        BALANCE SHEETS
        JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


                                               JUNE 30,        DECEMBER 31,
                                                 1996              1995

                                     ASSETS
REAL ESTATE, net of
   accumulated depreciation (Notes 2 & 3)     $1,260,088         $1,285,445
CASH AND CASH EQUIVALENTS                         18,326                ---
OTHER RECEIVABLES                                  3,784             26,329
OTHER ASSETS                                      10,014             16,289

                                              $1,292,212         $1,328,063

                        LIABILITIES AND PARTNERS' EQUITY

PAYABLE TO AFFILIATES                        $   219,990         $  240,095
BANK OVERDRAFT                                       ---                328
OTHER ACCRUED LIABILITIES                        146,403             35,336
NOTE PAYABLE - RELATED PARTY (Note 4(d))         150,000            150,000
SECURITY DEPOSITS AND PREPAID RENTS               20,559             25,977
NOTE PAYABLE (Note 3)                          1,674,918          1,676,385

                                               2,211,870          2,128,121

MENTS AND CONTINGENCIES
PARTNERS' EQUITY:
Limited Partner:
  $1,000 stated value per unit;
  authorized 10,000 units; issued - 2,061      (902,496)          (784,092)
General Partner:                                (17,162)           (15,966)

TOTAL PARTNERS EQUITY                          (919,658)          (800,058)

                                             $1,292,212         $1,328,063

[FN]
        See accompanying notes to financial statements.

            ASSOCIATED PLANNERS REALTY GROWTH FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                STATEMENTS OF PARTNERS' EQUITY
                SIX MONTHS ENDED JUNE 30, 1996
                          (UNAUDITED)

                                            LIMITED  PARTNERS      GENERAL
                                   TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1995     $(800,058)   2,061     $(784,092)  $(15,966)

Net loss                        (119,600)     ---      (118,404)    (1,196)

BALANCE, JUNE 30, 1996         $(919,658)   2,061     $(902,496)  $(17,162)



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

            ASSOCIATED PLANNERS REALTY GROWTH FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF OPERATIONS
        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (UNAUDITED)
                     THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                         ENDED          ENDED           ENDED        ENDED
                       JUNE 30,       JUNE 30,        JUNE 30,      JUNE 30,
                         1996           1995            1996          1995
REVENUES:
Rental                    $61,635        $65,438      $118,597     $121,315
Interest                       89             41            95           91

                           61,724         65,479       118,692      121,406

COSTS AND EXPENSES:
Operating                  42,387         19,248        76,029       38,662
Property taxes              2,610          4,495         5,220        8,990
Property management fees    3,117          2,678         5,750        4,977
Interest                   68,639         42,360       114,923       83,975
General & administrative   10,665         10,199        20,530       20,415
Depreciation & amortization 7,920         16,599        15,840       33,198

                          135,338         95,579       238,292      190,217

NET LOSS                 $(73,614)      $(30,100)    $(119,600)    $(68,811)

NET LOSS PERR
LIMITED PARTNERSHIP UNIT  $(35.36)       $(14.46)      $(57.45)     $(33.05)

[FN]
         See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY GROWTH FUND
                      (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)

                                          SIX MONTHS     SIX MONTHS
                                             ENDED         ENDED
                                           JUNE 30,       JUNE 30,
                                             1996           1995
Cash flow from operating activities:
         Net Loss                       $(119,600)      $(68,811)

Adjustments to reconcile net (loss) to
net cash provided by operating activities:
        Depreciation and amortization      15,840         33,198
        Accrued interest on notes payable  92,847            ---
Increase (decrease) from changes in:
        Other receivables and assets       38,337         17,609
        Accounts payable                   (2,213)        21,928
        Security deposits and prepaid rent (5,418)           796

Net cash provided by operating activities  19,793          4,720


Cash flows from financing activities:
        Repayments on note payable         (1,467)        (7,776)

Net cash (used in) financing activities    (1,467)        (7,776)

Net increase (decrease) in cash &
     cash equivalents                      18,326         (3,056)

Cash and cash equivalents at
      beginning of period                     ---          5,657

CASH AND CASH EQUIVALENTS AT END OF PERIOD$18,326         $2,601

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

The Partnership's financial statements  for the six months  ended
June 30, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership has suffered recurring loses from operations and has a net capital deficiency of $919,658 at June 30, 1996. The deficiency is attributable to a $1,912,727 impairment loss recognized in the fourth quarter of 1995 on the difference between the carrying amount of rental real estate and the fair value of such real estate less the costs to sell. The Partnership plans to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long-term leases. Failure to obtain additional funding from the General Partner, relief from the lender, or significantly improved operations could result in the eventual loss of the building through foreclosure proceedings.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets,
should be  recognized and how impairment  losses should be  measured.   At
the beginning of the fourth quarter of 1995, the Partnership elected the early adoption of SFAS NO. 121. Prior to the adoption of SFAS No. 121, real estate was carried at the lower of cost of net realizable value.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting priciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995


NOTE 1 - NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in October 1987 and closed the offering on September 5, 1989. The Partnership began operations in September 1988.

Under the terms of the partnership agreement, the General Partners (West Coast Realty Advisors, Inc., and W. Thomas Maudlin, Jr.) are entitled
to  cash distributions from 10% to 15%.   The General Partners  are also
entitled to net income or loss allocations varying from 1% to 15% in accordance with the partnership agreement. Further, the General Partners will receive acquisition fees for locating and negotiating the purchase of rental real estate, management fees for operating the Partnership and a commission on the sale of the partnership properties.

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following two rental real estate properties - one wholly-owned and a 10% undivided interest in the other property.

Location (Property Name)           Date Purchased             Original Cost

Santa Ana, California            November 17, 1989              $ 3,228,102
San Marcos, California            January 9, 1990                   311,878

The   major   categories    of property are:

                                        June 30, 1996     December 31, 1995

Land                                         $519,777              $519,777
Building and Improvements                     796,951               806,468

                                            1,316,728             1,326,245
Less accumulated depreciation                  56,640                40,800

Net rental real estate                      1,260,088             1,285,445

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                           AND YEAR ENDED DECEMBER 31, 1995
                                     (CONTINUED)

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue. Specifically:

      One tenant accounted for 50% in 1996;
      Two tenants accounted for 14% and 41%, respectively, in 1995.

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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31,1995
                                  (CONTINUED)

NOTE 3 - NOTE PAYABLE

The Partnership has a 9.75% promissory note payable secured by a Deed of Trust. This note is due January 1, 2000, and provides significant prepayment penalties. Payments are made in monthly installments of $15,088 including principal and interest. The outstanding balance is $1,674,918 and $1,676,385 at June 30, 1996 and December 31, 1995.

The carrying amount is a reasonable estimate of fair value of notes payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at June 30, 1996 are as follows:

                                                                  Amount

1996                                                            $ 15,344
1997                                                              20,129
1998                                                              22,182
1999                                                              24,443
2000                                                           1,592,820

Total                                                         $1,674,918


NOTE 4 - RELATED PARTY TRANSACTIONS

     (a) For administrative services rendered by the corporate General Partner, in accordance with the partnership agreement, the Partnership incurred $6,000 for the six months ended June 30, 1996 and June 30, 1995 and $3,000 for the quarter ending June 30, 1996 and 1995 for these services. These costs were unpaid as of June 30, 1996.

     (b) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., ("WCRM") an affiliate of the corporate General Partner, totaled $5,750 for the six months ended June 30, 1996, and $4,977 for the six months ended
June 30, 1995, $3, 117 for the three months ended June 30, 1996 and $2,678 for the three months ended June 30, 1995. These costs were unpaid as of June 30, 1996.

                       ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX  MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

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

     (d) The Partnership has a note payable to a General Partner of $150,000 at December 31, 1995 and June 30, 1996. The note bears interest of 7.5% and is payable in equal installments of principal and interest amortized over a 10 year period, with all remaining unpaid interest and principal due on May 1, 1997. Accrued interest payable on the note was $102,188 and $90,938 as of June 30, 1996 and 1995, respectively.

     (e)   Related party accounts payables are as follows:

                            JUNE 30, 1996         DECEMBER 31, 1995

West Coast Realty Advisors         133,184              108,408
West Coast Realty Management        86,806               81,056
Associated Financial Group, Inc.       ---               50,631

                                  $219,990             $240,095


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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX  MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

NOTE 6 - FOURTH QUARTER ADJUSTMENT - 1995

In the fourth quarter of 1995 the Partnership recorded an adjustment to the carrying value of rental real estate to recognize an impairment loss of $1,912,727 as discussed in Note 2.

NOTE 7 - SUBSEQUENT EVENT - PARK CENTER OFFICE BUILDING FORECLOSURE

On March 4, 1996 the Partnership requested that the lender re-structure the loan on the Park Center Office Building. On April 4, 1996, the Partnership received a reply from the lender denying the request to modify the loan and also notified the Partnership that an event of default had occurred under the deed of trust securing the loan due to the Partnership's nonpayment of the March 1, 1996 loan payment. The Partnership also did not make the loan payments due April 1, May 1, June 1, July 1, or August 1, 1996.

The Partnership anticipates that the Lender and the Partnership will execute a deed-in-lieu-of-foreclosure, in connection with the Parkcenter Office Building, if the Partnership and Lender can come to an agreement regarding the terms of such transaction. It is anticipated that the ParkCenter
Office Building will be conveyed to the lender in the latter half of the third calendar quarter of 1996.

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

As of June 30, 1996, the amount payable to the General Partner and its affiliates for deferred fees, overhead expense allocations, cash advances, and interest on those advances, was $219,990.

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

1995 was a turning point in terms of the viability of the Partnership. Although the general economy in which the Santa Ana building is located was generally poor from 1990 to 1994, the operations of the Partnership's building were still somewhat stable (if not overly profitable) as
explained above.   However,  in December of 1994,  the County  of Orange
(in which the Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of small businesses dependent upon County purchases
went out of  business or moved  away.   This put  further pressure on all
commercial property owners to further lower rents to attract  or retain
tenants.   The Partnership saw  the negative cash  flow situation on  the
Santa Ana building worsen as a result of these problems. On July 31, 1995, at the Partnership's request, the holder of the first deed of trust on the Santa Ana property agreed to provide relief to the Partnership by deferring collection of debt payments due on the loan for September 1995
to January  1996.   The General  Partner  used  this  opportunity  to
improve  the  liquidity  of   the Partnership,  and  to  allow  for   the
implementation  of  necessary   capital improvements to the Property.
However, the relief offered by the lender in the latter part of 1995 and the first month of 1996 was not sufficient to improve the operating results for the Partnership. Largely as a result of the economic problems in Orange County, the net loss from operations for the Partnership increased to $189,168 -- a $74,025 (64%) increase in loss. Cash basis loss (net loss from operations plus depreciation expense) increased from
$47,779  to $122,772 -- a $74,993 (157%) increase.   In addition, during the
fourth  quarter of 1995, despite  the Partnership's  best efforts to enhance the value of the property with tenant improvements and greater occupancy, it was determined that the surrounding economic conditions of the area dictated a thorough review of the carrying value of the
property.   Using recent  comparative building  sales data for the general area in which the building is located, it was determined that a $1,912,727 impairment loss in the value of the building should be
recorded on  the  Partnership's  Statement of  Loss  for  1995.   This  loss
is unrealized, and thus does not flow through to the partners for tax purposes, and may not flow through until the Park Center Office Building is sold or otherwise disposed of. This allowance, in itself, does not directly affect the liquidity of the Partnership, which as previously set forth, is extremely poor.

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

On March 4, 1996 the Partnership requested that the lender re-structure the loan on the Park Center Office Building. On April 4, 1996, the Partnership received a reply from the lender denying the request to modify the loan and also notified the Partnership that an event of default had occurred under the deed of trust securing the loan due to the Partnership's nonpayment of the March 1, 1996 loan payment. The Partnership also did not make the loan payments due April 1, and May 1, June 1, July 1 and August 1, 1996.

The Partnership anticipates that the Lender and the Partnership will execute a deed-in-lieu-of-foreclosure, in connection with the Parkcenter Office Building, if the Partnership and Lender can come to an agreement regarding the terms of such transaction. It is anticipated that the ParkCenter
Office Building will be conveyed to the lender in the latter half of the third calendar quarter of 1996.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

      1.  Relative risk of the partnership;
      2.  Condition of the partnership's properties;
      3. Time in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposing phase) and
      4.  Partner distributions.

Due to the large amount of vacancies, general economic problems in the area, and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during the six months ended
June  30, 1996.    In addition, the General  Partner has made  loans to the
Partnership and  deferred collection of miscellaneous  amounts owed to  it by the  Partnership.  For  this reason, there were no distributions made to
the limited partners during the  six months ended June  30, 1996.   It is
the Partnership's intention to eliminate partner distributions until such time as the reserves are built back up to acceptable levels and various deferred liabilities due to the Advisor and its affiliates are paid. It is uncertain at this point how long it will take the Partnership to rebuild cash reserves and operate profitably on a cash basis; however, the possibility of partners receiving future cash distributions or a significant portion of their original investment back is considered remote. The Partnership's ability to meet cash requirements in the short-run is dependent upon the willingness of the General Partner and its affiliates to defer collection of amounts due for property management fees and overhead allocations, advance cash as needed for ongoing operating expenses, and the stabilization of the tenant base and rental rates at the Santa Ana property. In addition, the retention of the Santa Ana property, or the minimization of cash losses in connection with its operation, is largely dependent upon the consummation of successful negotiations with the Lender. The ability of the General Partner to make advances to the Partnership is also dependent upon the liquidity of the Parent company of the General Partner. The General Partner is a wholly owned subsidiary of Associated Financial Group (the "Parent"), which consolidated, as of December 31, 1995, had $6.2 million in assets, $2.1 million in cash and cash equivalents, and $3.3 million in equity, and had
net income of $.2 million  for the year ended  December 31, 1995.   In
addition, the General Partner must be willing to make advances, and as of June 30, 1996, the General Partner has no future commitments to do so.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

In the long run, the Partnership's cash requirements will be further affected by the need to pay off the Deed of Trust that secures the Santa Ana property. This note is due on January 1, 2000, and is projected to have a balance of approximately $1,592,820 at that time (assuming the property is not deeded back to the lender or the loan is not re-negotiated). A sale or refinance of the property will be necessary prior to that date.

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

The condition of the properties is relatively good, therefore there are no unusually large capital improvements or repair costs that would further deplete the cash reserves.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in
California.    The Partnership has clauses in its leases with some of its properties' tenants that will help alleviate some of the negative impact of inflation. However, the lack of inflation is hurting the Partnership due to the stagnation of office rental rates.

There are currently no plans for any material renovation, improvement or further development of the properties.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1996

Operations for the six months ended  June 30, 1996 and  1995 reflect a full
six months of  rental activities  for the  Partnership's properties.   For
the six months ended June 30, 1996, the return on funds invested in property was -1.8% vs. -.2% in the six months ended June 30, 1995.

Rental revenue decreased $2,718 (2%) for the six months ending June 30, 1996 vs. June 30, 1995, as a result of timing differences in the recognition of revenue. Interest expense increased $30,948 (37%) due to an increase in the size of monthly mortgage obligations on the note payable that is attributable to the Partnerships deferral of the mortgage payments in
1995 and  1996.   Operating expenses increased $37,367 (97%) due to
increased maintenance expenses incurred in order to improve the appearance of the Santa Ana Building.

The cash basis loss for the six months ended June 30, 1996 was $103,760 vs. $35,613 for the six months ended June 30, 1995. This loss continued to push the Partnership close to default on its ability to meet its current loan and property tax obligations. As previously discussed, continual support from the lender and/or the General Partner and its affiliates will be necessary to avoid foreclosure of the Partnership's primary real estate asset.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1996 (CONT.)


During the six months ended June 30, 1996, $19,793 in cash was provided by operating activities. This resulted from an $38,337 decrease in receivables and other assets (primarily due to the write-off of
prepaid  insurance   and amortization of repairs  and maintenance costs
incurred in 1995) plus $92,847 increase in accrued interest on notes payable (resulting from the relief the Partnership received in making payments on the debt), offset by the net cash basis loss of $103,760 from operations (net loss plus depreciation expense) plus a decrease in accounts payable of $2,213 (primarily resulting a decrease in normal trade payables) and a $5,418 decrease in security deposits and prepaid rent, (due to a security deposit refund paid to a vacating tenant during the six
months ending June 30, 1996).   In contrast, during  the six months ending
June 30, 1995, $4,720 was provided by operating activities. This resulted primarily from a $17,609 decrease in other assets (primarily the result of a decrease in prepaid insurance balance) plus a $21,928 increase in
accounts   payable (resulting from payments due to third-party vendors being postponed until later periods), offset by the net cash basis loss of $35,613 from operations. There were no investing activities during the six months ending June 30, 1996 and 1995 by the Partnership; in recent years, some cash had been used for capital improvements to the properties. Financing activities resulted in a use of cash of $1,467 for the six months ended June 30, 1996 in connection with the Partnership's debt payment on the Santa Ana Building. In contrast, $7,776 was used in financing activities for the six months ended
June 30, 1995 in connection with debt payments on the Santa Ana Building. Cash increased a net $18,326 as a result of the net cash provided by operating activities for the six months ended June 30, 1996.

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

      (b)  Reports on Form 8-K.
           None

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



                         ASSOCIATED PLANNERS REALTY GROWTH FUND
                           A California Limited Partnership
                                   (Registrant)




August 14, 1996                         By:  WEST COAST REALTY ADVISORS, INC.
                                               A California Corporation,
                                                   A General Partner




                                       Neal E. Nakagiri
                                    Vice President/Secretary





August 14, 1996                         Michael G. Clark
                                    Vice President/Treasurer