Form 10-Q
period 1996-09-30
ASSOCIATED PLANNERS REALTY GROWTH FUND
filed 1996-11-13
CIK 814077

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              SEPTEMBER 30, 1996

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Growth Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1996 and 1995 have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                             SEPTEMBER 30,    DECEMBER 31,
                                                  1996            1995
                  ASSETS

RENTAL REAL ESTATE, net of
 accumulated depreciation (Notes 2 & 3)            $265,948      $1,285,445
CASH AND CASH EQUIVALENTS                             3,282             ---
OTHER RECEIVABLES                                      ----          26,329
OTHER ASSETS                                          1,102          16,289

                                                   $270,332      $1,328,063

     LIABILITIES AND PARTNERS' EQUITY

PAYABLE TO AFFILIATES (Note 4 (e))                 $215,073        $240,095
BANK OVERDRAFT                                          ---             328
OTHER ACCRUED LIABILITIES                            69,358          35,336
NOTE PAYABLE - RELATED PARTY (Note 4(d))            150,000         150,000
SECURITY DEPOSIT AND PREPAID RENT                     2,032          25,977
NOTE PAYABLE (Note 3)                                   ---       1,676,385

            TOTAL LIABILITIES                       436,463       2,128,121

COMMITMENTS

PARTNERS' EQUITY:
  Limited Partner:
     $1,000 stated value per unit; authorized
     10,000 units; issued - 2,061                  (156,504)       (784,092)
   General Partner:                                  (9,627)        (15,966)
             TOTAL PARTNERS EQUITY                 (166,131)       (800,058)

                                                   $270,332      $1,328,063

[FN]
                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                             LIMITED PARTNERS        GENERAL
                                 TOTAL     UNITS       AMOUNT        PARTNER
BALANCE, DECEMBER 31, 1995    $(800,058)    2,061    $(784,092)     $(15,966)

   Net income                   633,927       ---      627,588         6,339

BALANCE, SEPTEMBER 30, 1996   $(166,131)    2,061    $(156,504)      $(9,627)



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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                   THREE     THREE MONTHS     NINE     NINE MONTHS
                                  MONTHS         ENDED       MONTHS       ENDED
                                   ENDED       SEPTEMBER      ENDED     SEPTEMBER
                                 SEPTEMBER     30, 1995     SEPTEMBER    30, 1995
                                 30, 1996                   30, 1996
REVENUES:
 Rental                             $49,700       $53,564    $168,297      $174,879
 Gain on ParkCenter Repossession    686,628           ---     686,628           ---
 Interest                                82            15         177           107

                                    736,410        53,579     855,102       174,986
COSTS AND EXPENSES:
 Operating                           22,973        29,710      99,002        81,061
 Property taxes                     (1,294)         4,495       3,926        13,485
 Property management fees(Note 4(b))  2,421         2,702       8,171         7,679
 Interest expense (waived)          (85,145)          ---     (85,145)          ---
 Interest expense                    29,766        29,946     144,689       113,922
 General and administrative           8,311         8,836      28,842        27,872
 Depreciation and amortization        5,850        16,599      21,690        49,797

                                   (17,118)        92,288     221,175       293,816

NET  INCOME  (LOSS)               $753,528      $(38,709)    $633,927    $(118,830)

NET INCOME (LOSS)  PER             $361.96       $(18.59)     $304.51      $(57.08)
LIMITED PARTNERSHIP UNIT

[FN]

                See accompanying notes to financial statements.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                              NINE MONTHS   NINE MONTHS
                                                 ENDED         ENDED
                                               SEPTEMBER     SEPTEMBER
                                                  30,           30,
                                                  1996          1995
Cash flows from operating activities:
  Net (loss) Income                               $633,927    $(118,830)

Adjustments to reconcile  net (loss)  income
to net cash (used in) operating activities:
  Depreciation and amortization                     21,690       49,797
  Increase (decrease) from changes in:
Other receivables and assets                        51,033      (10,304)
Accounts payable                                     8,672       62,016
Security deposits and prepaid rent                 (23,945)       9,061
Net cash  provided  by (used  in)  operating
activities                                         691,377       (8,260)

Cash flows from investing activities
   Disposition of property (net)                   988,290          ---
Net cash provided by investing activities          988,290          ---

Cash flows from financing activities:
  Addition to (payments on) note payable            (1,467)      18,329
  Forgiveness of notes payable                  (1,674,918)         ---
Net cash  provided  by (used  in)  financing
activities                                      (1,676,385)      18,329

Net increase in cash and cash equivalents            3,282       10,069

Cash and  cash equivalents  at beginning  of
period                                                 ---        5,657

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $3,282      $15,726

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

The Partnership's financial statements for the nine months ended September 30, 1996 have been prepared on a going concern basis which contemplates the liquidation of assets and the settlement of liabilities and commitments in the normal course of business. The Partnership has suffered recurring losses from operations and has a net capital deficiency of $166,131 at September 30, 1996.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995


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

NOTE 2 - RENTAL REAL ESTATE

The Partnership owns the following rental real estate property, a 10% undivided interest.

Location (Property Name)           Date Purchased         Original Cost

San Marcos, California            January 9, 1990            $311,878

The major categories of property are:

                                   September 30, 1996     December 31, 1995

Land                                          $80,835              $519,777
Building and Improvements                     231,043               806,468

                                              311,878             1,326,245
Less accumulated depreciation                  45,930                40,800
Net rental real estate                        265,948             1,285,445

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                 AND YEAR ENDED DECEMBER 31, 1995
                                 (CONTINUED)

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue:

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

On August 16, 1996, the Guardian Life Insurance Company of America ("Guardian"), the lender, took possession of the ParkCenter Office Building (the "Building"), located in Santa Ana, California. This transaction was consummated through the transfer of title in a transaction commonly
known  as   "deed-in-lieu-of-foreclosure".  The Partnership  had failed to make mortgage payments (due on a loan to Guardian) since March 1, 1996. Guardian recorded a Notice of Default with the County of Orange on
June 19, 1996 with respect to the Deed of Trust on the property. As a result of the arms-length negotiations, a foreclosure of the property by the
lender was  averted.   The  balance  of accrued  interest  and principal at
the time of the transfer was $1,771,785. Security deposits held by the Partnership, totaling $18,527, were retained by the Partnership as part of the settlement of the transfer.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

NOTE 3 - NOTE PAYABLE

The Partnership has a 9.75% promissory note payable secured by a Deed of Trust. This note is due January 1, 2000, and provides significant prepayment penalties. Payments are made in monthly installments of $15,088 including principal and interest. The outstanding balance is zero and $1,676,385 at September 30, 1996 and December 31, 1995, respectively.

On August 16, 1996, the Guardian Life Insurance Company of America ("Guardian"), the lender, took possession of the ParkCenter Office Building (the "Building"), located in Santa Ana, California. This transaction was consummated through the transfer of title in a transaction commonly known as "deed-in-lieu-of-foreclosure". The Partnership had failed to make mortgage payments (due on a loan to Guardian) since March 1, 1996. Guardian recorded a Notice of Default with the County of Orange on June 19, 1996 with respect to the Deed of Trust on the property. As a result of the arms-length negotiations, a foreclosure of the property by the lender was averted. The balance of accrued interest and principal at the time of the transfer was $1,771,785. Security deposits held by the Partnership, totaling $18,527, were retained by the Partnership as part of the settlement of the transfer.

NOTE 4 - RELATED PARTY TRANSACTIONS

     (a)     For  administrative services  rendered  by  the  corporate
General Partner, in accordance with the partnership agreement, the Partnership incurred $9,000 for the nine months ended September 30, 1996 and September 30, 1995 and $3,000 for the quarter ending September 30, 1996 and 1995 for these services. These costs were unpaid as of September 30, 1996.

     (b) Property management fees incurred in accordance with the partnership agreement with West Coast Realty Management, Inc., ("WCRM") an affiliate of the corporate General Partner, totaled $8,171 for the nine months ended September 30, 1996, and $7,679 for the nine months ended September 30, 1995, $2,421 for the three months ended September 30, 1996 and $2,702 for the three months ended September 30, 1995. These costs were unpaid as of September 30, 1996.

                    ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     (c) During the year ended December 31, 1990, the Partnership, in a joint venture with Associated Planners Realty Income Fund (an affiliate), purchased a one-story office building located in San Marcos, California
(Note 2).    The acquisition was paid for entirely in cash totaling
$3,119,000 of which $311,900 was provided by the Partnership and $2,807,100 by Associated Planners Realty Income Fund. The Partnership owns a 10% interest in this joint venture (Note 7).

     (d) The Partnership has a note payable to a General Partner of $150,000 at December 31, 1995 and September 30, 1996. The note bears interest of 7.5% and is payable in equal installments of principal and interest amortized over a 10 year period, with all remaining unpaid interest and principal due on May 1, 1997. Accrued interest payable on the note was $105,000 and $93,750 as of September 30, 1996 and 1995, respectively.

     (e)   Related party accounts payables are as follows:

                                   SEPTEMBER 30, 1996      DECEMBER 31, 1995

West Coast Realty Advisors                 125,846              108,408
West Coast Realty Management                89,227               81,056
Associated Financial Group, Inc.                ---              50,631

                                          $215,073             $240,095


The General Partner, West Coast Realty Advisors, had deferred collection of fees and made cash advances to the Partnership, in order to allow the Partnership to continue operating the Building, even though the combination of low rental rates and high occupancy, was making it difficult for the Partnership to meet its obligations under the mortgage obligation to
Guardian, and remain solvent.   In the General Partner's opinion,  the
long-term outlook for the property was not positive enough to justify the continued advance of funds to the Partnership. The General Partner does not expect to collect the majority of the deferred fees and cash advances made, in prior periods. A decision on the disposition of those deferred fees will be made at a later date.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (CONTINUED)

NOTE 5 - NET INCOME (LOSS) AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income (Loss) per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding Limited Partnership Units of 2,061 for 1996 and 1995.

No distributions were made in 1996 or 1995.


NOTE 6 - FOURTH QUARTER ADJUSTMENT - 1995

In the fourth quarter of 1995 the Partnership recorded an adjustment to the carrying value of rental real estate to recognize an impairment loss of $1,912,727 as discussed in Note 2.

NOTE 7 - SUBSEQUENT EVENTS

On November 1, 1996, Associated Planners Realty Growth Fund ("Growth Fund") sold its remaining real estate asset to Associated Planners Realty Income Fund ("Income Fund"). This asset consisted of the 10% interest that Growth Fund had in an office building located in San Marcos, California. This sale was done in order to allow Growth Fund to liquidate the partnership within the calendar 1996 year, and because the single 10% interest in this remaining property would not be sufficient to support the operating expense of maintaining the Partnership.

Growth Fund received $185,968 on November 2, 1996 for its interest in the San Marcos property. This amount consisted of $188,000 for the property itself, less $2,032 for its share of a cash security deposit from the current tenant that Growth Fund retained. The cost basis at the time of transfer was $266,518, resulting in a $78,518 capital loss for Growth Fund as a result of the sale. There was no debt in connection with the property.

It is the intention of the General Partner to use the proceeds from the sale to pay a portion of the liabilities that Growth Fund owes to the General Partner and its affiliates, and the remainder to the limited partners as a final distribution and liquidation of the Partnership. This payment is expected to be made in the latter half of November 1996.

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intention was to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

The Partnership's principal investment objectives were to invest in rental real estate properties which will:

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

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

The Partnership is operated by West Coast Realty Advisors, Inc.("WCRA") (the corporate General Partner) and Mr. W. Thomas Maudlin Jr. (an individual General Partner), collectively the "General Partner," subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA, the corporate General Partner.

LIQUIDITY AND CAPITAL RESOURCES


In reading the discussion of operations, the reader should understand that the Partnership has a 100% interest in an office building in Santa Ana, California, (through August 1996) and a 10% interest in a commercial building in San Marcos, California. The results of the Partnership's operations have been dominated by the results of operations for the Santa Ana building; thus, the discussion of the Partnership's results of operations will emphasize the operations of that building.

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

As of September 30, 1996, the amount payable to the General Partner and its affiliates for deferred fees, overhead expense allocations, cash advances, and interest on those advances, was $215,073.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

1995 was a turning point in terms of the viability of the Partnership. Although the general economy in which the Santa Ana building is located was generally poor from 1990 to 1994, the operations of the Partnership's building were still somewhat stable (if not overly profitable) as explained
above.   However, in December of 1994,  the County of Orange  (in which the
Santa Ana Building is located) declared bankruptcy due to large losses in connection with unauthorized derivative and bond investment activity. The County's problems had a trickle down effect on the entire area as a large number of small businesses dependent upon County purchases went out of
business or moved away.   This put further pressure on all commercial
property owners to further lower rents to attract  or retain tenants.   The
Partnership saw the negative cash flow situation on the Santa Ana building
worsen as a result of these problems.   On July 31, 1995, at the
Partnership's request, the holder of the first deed of trust on the Santa Ana property agreed to provide relief to the Partnership by deferring collection of debt payments due on the loan from September 1995 to
January  1996.   The General  Partner  used  this  opportunity  to  improve
the  liquidity  of   the Partnership,  and  to  allow  for the implementation
of  necessary   capital improvements to the property.  However, the relief offered by the lender in the latter part of 1995 and the first month of 1996 was not sufficient to improve the operating results for the Partnership. Largely as a result of the economic problems in Orange County, the net loss from operations for the Partnership increased to $189,168 -- a $74,025 (64%) increase in loss. Cash basis loss (net loss from operations plus depreciation expense) increased from $47,779 to $122,772 -- a $74,993 (157%)
increase.   In addition, during the fourth  quarter of 1995, despite  the
Partnership's best efforts to enhance the value of the property with tenant improvements and greater occupancy, it was determined that the surrounding economic conditions of the area dictated a thorough review of
the carrying value  of the property.   Using recent  comparative building
sales data for the general area in which the building is located, it was determined that a $1,912,727 impairment loss in the value of the building should be recorded on the Partnership's Statement of Loss for
1995.   This  loss  was unrealized in  1995, and  thus did  not flow  through
to  the partners  for  tax purposes in  1995.   This allowance,  in  itself,
did not directly affect the liquidity of the Partnership, which as previously set forth, is extremely poor.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (CONTINUED)

This impairment in value meant that the equity of the Partnership was now at a deficit, and the sale of the Santa Ana property would probably result in less proceeds than what was outstanding on the first deed of trust attached to the building.

In February 1996, the Partnership failed to make the first payment due following the debt relief period granted by the holder of the first deed
of trust.   The Partnership again approached the holder of the first deed of
trust to attempt to obtain additional  debt relief.   The  holder of  the
note declined to provide additional relief, and demanded immediate payment of the installment due to prevent immediate foreclosure of the property. The Partnership met this demand and default provisions were not instituted. The General Partner made no commitment concerning
the  availability  of  further  cash  advances  to   the Partnership.  The
Partnership continued to seek relief from the debt holder, while at the same time seeking to enhance the value of the property by increasing occupancy and contracting long term leases.

On March 4, 1996 the Partnership requested that the lender re-structure the loan on the Park Center Office Building. On April 4, 1996, the Partnership received a reply from the lender denying the request to modify the loan and also notified the Partnership that an event of default had occurred under the deed of trust securing the loan due to the Partnership's nonpayment of the March 1, 1996 loan payment. The Partnership also did not make the loan payments due April 1, May 1, June 1, July 1 and August 1, 1996.

On August 16, 1996, the Guardian Life Insurance Company of America ("Guardian"), the lender, took possession of the ParkCenter Office Building (the "Building"), located in Santa Ana, California. This transaction was consummated through the transfer of title in a transaction commonly known as "deed-in-lieu-of-foreclosure". The Partnership had failed to make mortgage payments (due on a loan to Guardian) since March 1, 1996. Guardian recorded a Notice of Default with the County of Orange on June 19, 1996 with respect to the Deed of Trust on the property. As a result of the arms-length negotiations, a foreclosure of the property by the lender was averted. The balance of accrued interest and principal at the time of the transfer was $1,771,785. Security deposits held by the Partnership, totaling $18,527, were retained by the Partnership as part of the settlement of the transfer.

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

Due to the large amount of vacancies, general economic problems in the area, and an increase in maintenance and repair expenses at the Santa Ana Property, the 3% reserve remained depleted during the nine months ended September 30,
1996.   For this reason, there were no distributions made to the limited partners during the nine months ended September 30, 1996.

The General Partner, West Coast Realty Advisors, had deferred collection of fees and made cash advances to the Partnership, in order to allow the Partnership to continue operating the Building, even though the combination of low rental rates and high occupancy, was making it difficult for the Partnership to meet its obligations under the mortgage obligation to
Guardian, and remain solvent.   In the General Partner's opinion,  the
long-term outlook for the property was not positive enough to justify the continued advance of funds to the Partnership. The General Partner does not expect to collect the majority of the deferred fees and cash advances made, in prior periods. A decision on the disposition of those deferred fees will be made at a later date.

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

There are currently no plans for any material renovation, improvement or further development of the Partnership's remaining property (10% interest in the San Marcos property).

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 1996

Operations for the nine months ended September 30, 1996 and 1995 reflect eight months of rental activities for the ParkCenter property and nine months for the 10% interest in the San Marcos property. For the nine months ended September 30, 1996, the return on funds invested in property was -2.4% vs. -.2% in the nine months ended September 30, 1995.

Rental revenue decreased $6,582 (3.8%) for the nine months ending
September 30, 1996 vs. September 30, 1995, as a result of only eight months of rental operations being recognized for calendar year 1996 on the ParkCenter property, compared to nine months of operating activities for calendar year 1995. Interest expense increased $30,767 (27%) due additional interest and penalties being accrued for during the nine months ended September 30, 1996 plus the September 1995 mortgage payment on the ParkCenter property being deferred. Operating expenses increased $17,941 (22.1%) due to increased maintenance expenses incurred in order to improve the appearance of the Santa Ana Building.

The cash basis loss for the nine months ended September 30, 1996 was $31,011 (net income plus depreciation expense less gain on repossession) vs. a cash basis loss of $69,033 for the nine months ended
September  30, 1995.    This $38,022 decrease in  cash basis loss  from
September 30, 1995 to September 30, 1996 is primarily attributable to interest expense of $85,145 waived by the lender of the ParkCenter property less $30,767 in additional interest expense paid during the nine months ended September 30, 1996 compared to the nine months ended
September 30, 1995.

                     ASSOCIATED PLANNERS REALTY GROWTH FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (CONTINUED)

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONT.)


During the nine months ended September 30, 1996, $691,377 in cash was provided
by operating activities.   This resulted primarily from  a $686,628 gain on
the repossession of the ParkCenter Office property plus a $51,033 decrease in receivables and other assets (primarily due to the write-off of prepaid insurance and amortization of repairs and maintenance costs incurred in 1995) plus $8,672 increase in accounts payable (due primarily to the general partner deferring operating costs and property management fees), offset by a cash basis loss of $31,011 from operations
(net income plus depreciation expense less gain on repossession), and a $23,945 decrease in security deposits and prepaid rent, (due to a security deposit refund paid to a vacating tenant during the nine months ending
September 30, 1996).   In contrast, during the nine months ending
September 30, 1995,  $8,260 was used in operating activities.   This resulted
primarily cash basis loss of $69,033, plus a $10,304 increase in other assets (primarily due to an increase in prepaid expense balances), offset by a  $62,016 increase in accounts  payable (due  to amounts  due to third-party vendors  and affiliates which were postponed  until later periods) and a $9,061 increase in security deposits and prepaid rents. During the nine months ending September 30, 1996, $988,290 was provided by investing activities, due to the disposition of the ParkCenter Office
Building  in August 1996.   In contrast, there were  no investing activities
during the nine months ending September 30, 1995.  For  the nine months ending September 30, 1996, financing activities used $1,676,385 in cash resources. This resulted primarily from $1,674,918 in the forgiveness of
debt on the ParkCenter  Office Building,   plus $1,467 in  debt payments on
the Santa Ana Building. In contrast, $18,329 was provided by financing activities for the nine months ended September 30, 1995 in connection with debt payments on the Santa Ana Building. Cash increased a net $3,282 as a result of the net cash provided by operating activities for the nine months ended September 30, 1996.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

    (a) Information required under this section has been included in the financial statement

    (b)  Reports on Form 8-K
                 -   Filed 8-K Report dated November 11, 1996

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



                         ASSOCIATED  PLANNERS  REALTY  GROWTH  FUND
                               A California Limited Partnership
                                         (Registrant)


November 13, 1996                  By:  WEST COAST REALTY ADVISORS, INC.
                                           A California Corporation,
                                               A General Partner




                                    Neal E. Nakagiri
                               Vice President/Secretary





November 13, 1996                   Michael G. Clark
                                Vice President/Treasurer